Form 10-Q
period 2004-06-30
ARC CORPORATE REALTY TRUST INC
filed 2004-08-06
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

☐	Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to

Commission file number 000-50727

ARC CORPORATE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	22-3247622
(State of Organization)	(I.R.S. Employer Identification Number)

1401 Broad Street Clifton, New Jersey	07013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 249-1000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 6, 2004, there were 3,181,540 Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Balance Sheets

As of June 30, 2004 (Unaudited) and December 31, 2003

	2004	2003
Assets
Property:
Land	$14,515,922	$12,825,420
Building and improvements	45,068,320	38,994,972

	59,584,242	51,820,392
Less: accumulated depreciation	5,838,128	5,875,038

	53,746,114	45,945,354
Investment in unconsolidated subsidiaries and undivided interests	7,934,984	7,389,731

Total property and investments	61,681,098	53,335,085
Cash and cash equivalents, including restricted cash of $389,871 and $378,256 for 2004 and 2003, respectively	1,361,953	1,946,171
Deferred rent receivable	1,070,319	1,028,526
Rent receivable	113,172	246,716
Notes receivable-tenants	391,184	411,660
Notes receivable	895,000	795,000
Prepaid expenses and other assets, net	343,252	364,822
Deferred financing and other fees, net of accumulated amortization of $558,551 and $508,305 for 2004 and 2003, respectively	561,086	396,810
Deferred leasing costs, net of accumulated amortization of $109,271 and $102,189 for 2004 and 2003, respectively	103,196	110,278

Total assets	$66,520,260	$58,635,068

Liabilities and Shareholders’ Equity
Liabilities:
Mortgage notes payable	$32,729,689	$27,778,877
Lines of credit	2,637,215	1,750,000
Due to related parties	155,526	298,205
Acquired unfavorable leases, net	2,929,987	—
Unearned rental revenue	29,500	—
Accounts payable and accrued expenses	292,185	704,836

Total liabilities	38,774,102	30,531,918
Minority interest	34,536	34,857
Shareholders’ Equity:
Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,125,913	32,131,223
Deferred compensation plans	74,816	—
Accumulated distributions in excess of net income	(4,492,455)	(4,066,278)

Total shareholders’ equity	27,711,622	28,068,293

Total liabilities and shareholders’ equity	$66,520,260	$58,635,068

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Income

Unaudited

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Revenues:
Rental revenues	$1,632,270	$1,185,220	$2,987,165	$2,902,640
Real estate tax reimbursements	68,116	62,298	84,238	102,964
Interest income	37,562	13,296	78,408	26,845
Miscellaneous income	—	38,770	—	38,770
Equity in income of unconsolidated subsidiaries and undivided interests	449,014	232,029	647,228	344,028

Total revenues	2,186,962	1,531,613	3,797,039	3,415,247

Expenses:
Interest expense	534,193	489,354	1,057,087	1,134,106
Depreciation and amortization	319,031	207,939	590,371	507,136
Management fees-affiliate	175,526	138,543	343,894	272,725
Real estate taxes	56,237	47,299	61,659	101,546
Property operating expenses	136,841	55,940	233,983	279,073
General and administrative expenses	59,055	36,070	119,267	69,842
Stock based compensation	74,816	—	74,816	—
Professional expenses	39,341	8,618	154,620	26,695
Loss on interest rate cap, net	29,440	30,775	35,045	66,620
Other expenses	11,300	—	17,170	—
State and local taxes	6,379	(2,354)	11,179	2,513

Total expenses	1,442,159	1,012,184	2,699,091	2,460,256

Income from continuing operations before minority interests	744,803	519,429	1,097,948	954,991
Minority interests in earnings from subsidiaries	51,688	58,169	107,588	166,130

Income from continuing operations	693,115	461,260	990,360	788,861
Income from discontinued operations	27,051	58,859	31,795	115,272

Net income allocable to Class A and Class B common shareholders	$720,166	$520,119	$1,022,155	$904,133

Net income per share from continuing operations - basic	$0.21	$0.20	$0.30	$0.34
Net income per share from discontinued operations - basic	0.01	0.03	0.01	0.05

Net income per share - basic	0.22	0.23	0.31	0.39
Net income per share from continuing operations - diluted	0.18	0.20	0.26	0.34
Net income per share from discontinued operations - diluted	0.01	0.03	0.01	0.05

Net income per share - diluted	0.19	0.23	0.27	0.39
Weighted average shares outstanding-basic	3,349,000	2,295,000	3,349,000	2,289,000
Weighted average shares outstanding-diluted	3,850,000	2,295,000	3,850,000	2,289,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2004 (unaudited) and the Year Ended December 31, 2003

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Accumulated Distributions in Excess of Net Income	Total Shareholders’ Equity
Balance, December 31, 2002	$2,164	$—	$19,377,113	$—	$(3,913,843)	$15,465,434
Sale of common stock	1,019	166	14,064,020	—	—	14,065,205
Offering costs	—	—	(1,300,911)	—	—	(1,300,911)
Retirements	(1)	—	(8,999)	—	—	(9,000)
Net income	—	—	—	—	1,687,182	1,687,182
Dividends paid	—	—	—	—	(1,839,617)	(1,839,617)

Balance, December 31, 2003	3,182	166	32,131,223	—	(4,066,278)	28,068,293
Offering costs	—	—	(5,310)	—	—	(5,310)
Amortization of stock based compensation	—	—	—	74,816	—	74,816
Net income	—	—	—	—	1,022,155	1,022,155
Dividends paid	—	—	—	—	(1,448,332)	(1,448,332)

Balance, June 30, 2004	$3,182	$166	$32,125,913	$74,816	$(4,492,455)	$27,711,622

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2004 and 2003

Unaudited

	2004	2003
Cash Flows from Operating Activities:
Net income	1,022,155	904,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	596,359	536,404
Amortization of stock based compensation	74,816	—
Amortization of acquired unfavorable lease	(66,808)	—
Minority interest in earnings of subsidiaries	107,588	166,130
Impairment charge on disposed property	52,521	—
Write off of TMD minority interest	17,170	—
Loss on interest rate cap, net	35,045	66,620
Equity in income of unconsolidated subsidiaries and undivided interests	(647,228)	(344,028)
(Increase) decrease in assets:
Rent receivable	133,544	168,809
Deferred rent receivable	(41,793)	(19,315)
Prepaid and other assets	33,937	(11,756)
Increase (decrease) in liabilities:
Due to related parties, net	66,995	(93,004)
Accounts payable and accrued expenses	(412,651)	(306,173)
Unearned rent	29,500	(42,836)

Net cash provided by operating activities	1,001,150	1,024,984

Cash Flows from Investing Activities:
Payment for tenant improvements	(146,971)	—
Due to related parties, net	(209,674)	—
Net proceeds from sale of property	2,310,027	—
Acquisition of properties	(7,527,285)	(266,979)
Investment in unconsolidated subsidiaries and undivided interests	(753,655)	(2,858,353)
Distributions from unconsolidated subsidiaries and undivided interests	855,631	405,035
Increase in notes receivable	(100,000)	—
Principal payments on notes receivable-tenants	20,476	18,443
Deconsolidation of Rochelle Park cash	—	(90,159)

Net cash used in investing activities	(5,551,451)	(2,792,013)

Cash Flows from Financing Activities:
Mortgage note principal amortization	(349,188)	(297,220)
Borrowings under mortgage note payable	5,300,000	—
Lines of credit, net	887,215	(1,175,000)
Due from escrow agent	—	1,307,470
Deferred financing and other costs	(236,722)	(6,000)
Refund of financing fees	—	49,695
Proceeds from Rochelle Park mortgage refinance	—	2,093,183
Purchase of interest rate cap	(56,500)	(68,950)
Distributions to minority interest owners	(125,080)	(198,175)
Sale of Common stock-Class A	—	60,000
Sale of Common stock-Class B	—	1,097,999
Stock retirements	—	(9,000)
Offering costs paid	(5,310)	(141,835)
Dividends paid	(1,448,332)	(865,639)

Net cash provided by financing activities	3,966,083	1,846,528

Net (Decrease) Increase in Cash and Cash Equivalents	(584,218)	79,499
Cash and Cash Equivalents, Beginning of Period	1,946,171	656,826

Cash and Cash Equivalents, End of Period	$1,361,953	$736,325

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,048,625	$1,183,929

Non-Cash Financing Activity
Conversion of note payable to Class B common stock	$—	$500,000
Conversion of placement deposit to Class B common stock	$—	$63,557

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

ARC Corporate Realty Trust, Inc. and subsidiaries (“ACRT”) is a corporation which was formed under the laws of the State of Maryland on June 25, 1993. ACRT operates in a manner intended to enable it to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”). ACRT was formed to purchase geographically diverse credit lease properties which are general purpose retail, office and industrial properties each 100% leased to one or more creditworthy tenants under a long term lease that generally requires tenants to pay most or all of the operating costs of the property including real estate taxes and insurance.

Through June 30, 2004, ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $30,564,590 to ACRT. In addition, ACRT has raised $1,781,900 of gross proceeds representing 166,397 Class B shares from one investor which, net of offering costs, has yielded $1,564,671 to ACRT.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACRT, its wholly-owned subsidiaries and those majority-owned subsidiaries in which ACRT can exercise control. Investments in non-controlled entities, which include Triangle Plaza II, LLC (Note 4), Fort Washington Fitness, L.P. (Note 5), Levittown ARC, LP (Note 6), Willow Grove ACRT, LLC (Note 9) and ARC International Fund II, LP (Note 10) are accounted for under the equity method of accounting. Additionally, ACRT’s undivided interests in the Rochelle Park property (Note 7) and the Paramus property (Note 8) are accounted for under the equity method, as ACRT maintains joint control over the properties. Under the equity method, ACRT’s investment increases as a result of contributions and its allocable share of net income and decreases as a result of distributions and its allocable share of net loss. All significant intercompany balances and transactions have been eliminated in consolidation and in the use of the equity method of accounting.

b.	Interim Financial Statements (unaudited) – The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present a fair statement of the financial condition and results of operations for the interim periods. For a more complete understanding of ACRT’s operations and financial position, reference is made to the financial statements (including notes thereto) previously filed with the Securities and Exchange Commission with ACRT’s Registration Statement on Form 10/A for the year ended December 31, 2003.

c.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Properties - Properties are carried at cost which includes the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings are depreciated on a straight-line basis over their estimated useful lives, which are 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT is amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2e).

e.	Purchase Accounting for the Acquisition of Real Estate – In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002, the fair value of real estate acquired is allocated to the acquired tangible assets, consisting of land and building and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the “as-if vacant” value is then allocated to land and building based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenues during expected lease up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and management’s estimate of current market rent.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

f.	Impairment - ACRT continually assesses the recoverability of its properties by determining whether the costs can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured by comparing the carrying amounts to the fair values of such properties. The evaluation includes reviewing anticipated cash flows of the properties, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sales proceeds is highly subjective and such estimates could differ materially from actual results.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” updates and clarifies the accounting and reporting for the impairment of assets held in use and to be disposed of. The Statement, among other things, requires ACRT to classify the operations of properties to be disposed of as discontinued operations.

During the six months ended June 30, 2004, ACRT sold one property located in Memphis, Tennessee, previously designated as to be disposed and for which an impairment charge of $52,521 had been recorded, for aggregate net proceeds of $2,310,027 which resulted in no gain or loss on the sale for financial reporting purposes. As of June 30, 2004, ACRT had no other properties designated as to be disposed.

The following presents the operating results for the property sold for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues	$29,017	$71,998	$92,804	$143,995
Net Income	27,051	58,859	31,795	115,272

g.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

Cash and cash equivalent balances may exceed insurable limits. ACRT believes it mitigates risk by investing in or through major financial institutions.

h.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

i.	Amortization- Deferred financing costs are amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs are amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments are amortized over the estimated useful life of the underlying real estate assets.

j.	Income Taxes - ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant, as applicable.

k.	Revenue Recognition - Rental revenue from tenant operating leases which provide for scheduled rental increases are recognized on a straight-line basis over the term of the respective leases.

Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

l.	Derivative Instruments and Hedging Activities - ACRT adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in 2001. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

m.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Three Months ended June 30, (In thousands)		Six Months Ended June 30, (In thousands)
	2004	2003	2004	2003
Total weighted average Class A common shares	3,182	2,164	3,182	2,164
Total weighted average Class B common shares	166	131	166	125

Weighted average number of common shares used in calculation of basic earning per share	3,348	2,295	3,348	2,289
Shares issuable upon exercise of stock options (15% of outstanding common shares)	502	—	502	—

Weighed average number of common shares used in calculation of diluted earnings per share	3,850	2,295	3,850	2,289

n.	Recent Accounting Pronouncements – On December 24, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. An enterprise’s obligation to absorb a majority of the economic risks of a variable interest entity (“VIE”), measured as its expected losses, or, if no party has an obligation to absorb a majority of the VIE’s economic risks to receive a majority of the VIE’s economic rewards, measured as its expected residual returns, requires the entity to consolidate the VIE. The enterprise that consolidates the VIE is termed the primary beneficiary in FIN 46R.

ACRT adopted the requirements of FIN 46R related to certain of its investments as of March 31, 2004. The adoption of FIN 46R did not have a material impact on ACRT’s consolidated financial position or results of operations.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), was issued in May 2003. SFAS 150 establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS 150 also includes required disclosures for financial instruments within its scope. For ACRT, SFAS 150 was effective for instruments entered into or modified after May 31, 2003, and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, SFAS 150 will be effective for ACRT on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. ACRT currently does not have any financial instruments that are within the scope of SFAS 150.

In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”), was issued. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Disclosures required by this standard are included in the notes to these consolidated financial statements.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

o.	Stock-based Compensation – On May 21, 2004, ACRT shareholders approved revisions to ACRT’s 1997 Stock Option Plan which extended the life of ACRT’s stock options from ten to fifteen years and removed all restrictions on their exercise on April 1, 2008 or upon the occurrence of certain earlier events. However, the total number of options exercised cannot exceed fifteen percent of the outstanding shares at the exercise date.

Accordingly, ACRT will recognize compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the six months ended June 30, 2004 and 2003, ACRT recognized stock based compensation expense totaling $74,816 and $0, respectively.

Compensation expense was calculated using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option.

p.	Fair Value of Financial Instruments

Cash Equivalents, Notes Receivable, Rent Receivable and Accounts Payable and Accrued Expenses

ACRT estimates that the fair value approximates carrying value due to the relatively short maturities of the instruments.

Mortgage Notes Payable and Lines of Credit

ACRT determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this analysis, ACRT has determined that the fair value of these instruments approximates their carrying values.

q.	Industry Segments – ACRT operates in one industry segment, investments in credit lease properties.

3.	PROPERTIES AND PROPERTY INVESTMENTS

The following acquisitions, investments and disposals were consummated during 2004:

On March 4, 2004, ACRT paid $7,067,000 plus acquisition fees and other expenses to purchase a 22,743 square foot retail condominium in a building located on Rittenhouse Square between 18th and 17th Street in Philadelphia, Pennsylvania leased to Barnes & Noble, Inc. An option to purchase the property from the third party owner was originally held by an affiliate of the Chairman and President of ACRT. The purchase price included $1,000,000, which was paid to that affiliate by ACRT in connection with the assignment of the option to ACRT. ACRT recorded an initial $2,996,994 acquired unfavorable lease liability on this property in connection with the acquisition.

On March 31, 2004, ACRT acquired an 11.2% limited partnership interest in ARC International Fund II, LP. An affiliate of the Chairman and President of ACRT is the general partner of ARC International (Note 10).

On April 30, 2004, ACRT sold the Memphis, Tennessee property leased to Federal Express for $2,325,000 resulting in net proceeds to ACRT of approximately $2,310,000 after costs and expenses.

The following pro forma operating information for the six months ended June 30, 2004 and 2003 has been prepared as if all ACRT acquisitions and dispositions in 2004 and 2003 had been consummated as of January 1, 2003. The information does not purport to be indicative of what the operating results of ACRT would have been had the acquisitions and dispositions been consummated on January 1, 2003. Proforma results are as follows:

	Six Months Ended June 30,
	(000’s except per share amounts)
	2004	2003
Revenues	$4,060	$4,422
Net Income	1,085	1,246
Net Income per share – basic	.32	.54
- diluted	.28	.54

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	INVESTMENT IN TRIANGLE PLAZA II

On June 9, 1998, ACRT, through a wholly owned subsidiary, acquired a 40% interest in Triangle Plaza II, LLC (“Triangle”), for an initial equity investment of $4,473,900 at completion. Triangle owns a 139,294-square-foot retail complex in College Point (Queens), New York City which was completed in July 1999. The complex is leased to Toys R Us—Delaware Inc. (for use as a Toys R Us and Kids R Us facility) and National Amusements, Inc. In March of 2000, Triangle purchased the land under the property for approximately $10,200,000. The land was previously subject to a ground lease.

ACRT’s investment in Triangle Plaza II includes costs capitalized by ACRT in the amount of $901,829. This amount, which includes the acquisition fee of $572,520 paid to an affiliate of ACRT and capitalized interest totaling $308,830, is not reflected in the underlying equity of Triangle and is being amortized over the estimated useful life of the underlying asset, which is 39 years. Amortization expense in the amount of $11,562 has been recorded in 2004 and 2003 and charged against ACRT’s equity in income of unconsolidated subsidiaries and undivided interests, which appears on the accompanying consolidated statements of income. ACRT earns a 12% preferred return on its investment in Triangle in the form of distributions and, after a similar preferred return to the other member, receives 40% of distributable cash flow attributable to base rent and recoveries and 20% of all percentage rents. ACRT received distributions of $241,170 and $222,992 from cash flows attributable to base rent and recoveries for the six months ended June 30, 2004 and 2003, respectively. ACRT also received $83,647 and $99,464 in percentage rent distributions for the six months ended June 30, 2004 and 2003, respectively.

In September 2000, Triangle refinanced the property. The refinancing produced excess distributable capital proceeds of $1,433,409, of which $1,427,156 was distributed to ACRT in 2000, thereby reducing ACRT’s contributed capital to $3,046,744.

The following is the summary balance sheet information of Triangle Plaza II, LLC as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Total Assets	$29,919,556	$30,370,348
Total Liabilities	26,467,998	26,287,340

The following is the summary income statement information of Triangle Plaza II, LLC for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental Revenue	$1,109,721	1,193,410	$2,344,227	2,239,391
Interest and Other income	225	1,395	595	2,934
Operating Expenses	161,120	240,548	576,522	460,371
Interest Expense	477,161	482,819	956,635	961,666
Depreciation and Amortization	177,723	177,723	355,446	355,446
Net Income	293,942	293,715	456,219	464,842

5.	INVESTMENT IN FORT WASHINGTON

On December 24, 2002, ACRT through a wholly owned subsidiary, acquired a 50% limited partnership interest in Fort Washington Fitness, LP (“Fort Washington”) for $1,000,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to Fort Washington. Fort Washington owns a property located in Fort Washington, Pennsylvania, which consists of a 41,000-square-foot LA Fitness Center (built by LA Fitness, the tenant). The property was completed in November 2003 and the LA Fitness lease has a rent commencement date of January 2, 2004. Due to the rent commencement date, no income was recorded in 2003.

ACRT’s investment in Fort Washington includes an acquisition fee of $105,000 paid to an affiliate of ACRT, which is not reflected in the underlying equity of Fort Washington. This amount is being amortized over the estimated useful life of the underlying asset.

ACRT will earn a 12% preferred return on its investment in Fort Washington from the date of investment in the form of distributions and, after a similar preferred return to the other partners, will receive 50% of the remaining distributable cash flow. There were no distributions made on this investment in 2003. As of June 30, 2004, ACRT received distributions of $217,053.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the summary balance sheet information of Fort Washington as of June 30, 2004 and as of December 31, 2003 :

	June 30, 2004	December 31, 2003
Total Assets	$6,158,511	$5,860,980
Total Liabilities	5,024,841	4,582,634

The following is the summary income statement information of Fort Washington for the three and six months ended June 30, 2004. Due to the rent commencement date of January 2, 2004, there was no income statement activity for 2003.

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Rental Revenue	$188,565	$371,971
Interest and Other income	6	45
Operating Expenses	6,771	16,557
Interest Expense	72,674	142,693
Depreciation and Amortization	29,204	54,030
Net Income	79,922	158,736

6.	INVESTMENT IN LEVITTOWN

On March 7, 2003, ACRT acquired a 20% limited partnership interest in Levittown ARC, LP (“Levittown”) for $200,000 plus the assumption of its pro rata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to Levittown. Levittown owns a property located in Levittown, Pennsylvania which is currently leased to Giant Food, Inc.

ACRT’s investment in Levittown includes an acquisition fee of $17,408 paid to an affiliate of ACRT, which is not reflected in the underlying equity of Levittown. This amount is being amortized over the estimated useful life of the underlying asset, which is 39 years.

ACRT will earn a 9% preferred return on its investment in Levittown in the form of distributions and, after a similar preferred return to the other limited partners, all distributions in excess of 9% are allocated 50% to the limited partners and 50% to Levittown ARC Residual Partners, of which ACRT owns 63%. ACRT has received $9,000 and $0 in distributions for the six months ended June 30, 2004 and 2003, respectively.

The following is the summary balance sheet information of Levittown ARC, LP as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Total Assets	$3,421,663	$3,485,538
Total Liabilities	2,575,158	2,573,413

The following is the summary income statement information of Levittown ARC, LP for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental Revenue	$83,007	$83,007	$166,014	$104,428
Operating Expenses	4,826	4,693	11,061	5,916
Interest Expense	46,202	46,799	108,388	65,648
Depreciation and Amortization	34,155	34,155	68,310	40,114
Net Loss	(2,176)	(2,640)	(21,745)	(7,250)

7.	INVESTMENT IN ROCHELLE PARK PROPERTY

On April 1, 2003, ACRT converted its 51% limited partnership interest in Rochelle Park Investors, LP into a 51% undivided interest in the property held by Rochelle ACRT 1, LLC and Rochelle ACRT 2, LLC, both wholly owned subsidiaries of ACRT. This conversion resulted in the deconsolidation of Rochelle Park Investors LP in the consolidated financial statements of ACRT.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

This transaction represents a non-cash transaction for the purposes of the consolidated statements of cash flows. ACRT’s undivided interest is reflected on the consolidated financial statements under the equity method of accounting.

On April 1, 2003, the property was refinanced. The refinancing produced excess distributable capital proceeds of approximately $2,200,000, which were distributed to ACRT. ACRT has received $172,500 and $76,079 for the six months ended June 30, 2004 and 2003, respectively.

The following is the combined summary balance sheet information of Rochelle ACRT 1 and 2’s 51% undivided interests as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Total Assets	$5,424,107	$5,350,644
Total Liabilities	5,738,770	5,824,183

The following is the combined summary income statement information of Rochelle ACRT 1 and 2’s 51% undivided interests for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental Revenue	$280,134	277,980	$564,225	$277,980
Gain on Interest Rate Cap	116,760	—	30,929	—
Operating Expenses	98,244	84,166	195,884	84,166
Interest Expense	47,811	62,578	104,305	62,578
Depreciation and Amortization	40,080	67,843	80,161	67,843
Net Income	210,759	63,393	214,804	63,393

8.	INVESTMENT IN PARAMUS PROPERTY

On May 21, 2003, ACRT acquired, through Paramus ACRT, LLC (a wholly owned subsidiary), a 40% undivided interest in a 154,768 square foot retail and warehouse property located in Paramus, New Jersey for $2,400,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. The property is leased to Baby’s R Us, Levitz Furniture and Wade Odell Wade Padded Van Services. ACRT has received $101,286 and $0 in distributions for the six months ended June 30, 2004 and 2003, respectively.

The following is the summary balance sheet information of the Paramus ACRT’s 40% undivided interest as of June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Total Assets	$8,319,540	$8,358,327
Total Liabilities	5,856,241	5,884,331

The following is the summary income statement information of the Paramus ACRT’s 40% undivided interest for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Rental Revenue	$230,977	110,872	$465,709	$110,872
Operating Expenses	30,381	26,177	57,795	26,177
Interest Expense	110,599	47,812	221,472	47,812
Depreciation and Amortization	45,102	13,562	90,204	13,562
Net Income	44,895	23,321	96,238	23,321

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INVESTMENT IN WILLOW GROVE

On October 3, 2003, ACRT, through Willow Grove ACRT, LLC (“Willow Grove ACRT”), a wholly owned subsidiary of ACRT, entered into an operating agreement with Willow Grove, LLC. Willow Grove ACRT has a 25% member interest in Willow Grove, LLC. Additionally, Willow Grove ACRT will fund up to a maximum of $550,000 in the form of a loan (the “Willow Grove Loan”), to Willow Grove, LLC at an interest rate of 12% per annum payable monthly. The Willow Grove Loan matures on April 1, 2006. The purpose of the Willow Grove Loan is to fund pre-construction costs in connection with the development of 12 acres of land located in Willow Grove, Pennsylvania. The Willow Grove Loan is secured by a second mortgage on 42 acres of land held by an affiliate of the managing member of Willow Grove, LLC. Willow Grove ACRT is not required to make any capital contributions beyond the maximum amount of the Willow Grove Loan.

At any time prior to the commencement of construction but in no event later than 30 months from the date of execution of the operating agreement, the managing member will have the option to purchase Willow Grove ACRT’s ownership interest for an amount equal to (a) the greater of $250,000 or the highest outstanding loan balance not to exceed $550,000 plus (b) payment of any outstanding loans, plus accrued interest, made by Willow Grove ACRT. Additionally, Willow Grove ACRT has the option to sell its 25% ownership interest to the managing member at the earlier of 30 months from the date of the execution of the operating agreement or the completion of the project and receipt of a certificate of occupancy for an amount equal to (a) the greater of $250,000 or the highest outstanding loan balance not to exceed $550,000 and (b) repayment of any loan, plus accrued interest, made by Willow Grove ACRT.

As of June 30, 2004 Willow Grove ACRT has made loans totaling $250,000 under this agreement. This amount is included in notes receivable on the accompanying consolidated balance sheets. All interest payments are current and Willow Grove ACRT has received interest payments of $11,214 for the six months ended June 30, 2004.

10.	INVESTMENT IN ARC INTERNATIONAL FUND II, L P

On March 31, 2004, ACRT acquired an 11.2% limited partnership interest in ARC International Fund II, LP (“ARC International”) for $691,000 plus the assumption of its prorata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to ARC International. ARC International owns a property located in Woodcliff Lake, New Jersey which is leased to Great Atlantic and Pacific Tea Co.

ACRT’s investment in ARC International includes an acquisiton fee of $62,655 paid to an affiliate of ACRT, which is not reflected in the underlying equity of ARC International. This amount is being amortized over the estimated useful life of the underlying asset, which is 39 years.

ACRT will earn a 9.0% return on its investment in ARC International in the form of distributions. ACRT has received $30,975 in distributions for the six months ended June 30, 2004.

The following is the summary balance sheet information of ARC International as of June 30, 2004:

June 30, 2004
Total Assets	$18,070,186
Total Liabilities	12,474,619

The following is the summary income statement information of ARC International for the three and six months ended June 30, 2004:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Rental Revenue	$448,534	$448,534
Operating Expenses	218,622	218,622
Interest Expense	23,705	23,705
Depreciation and Amortization	78,686	78,686
Net Income	127,521	127,521

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.	INTEGRAL NOTE RECEIVABLE

On December 31, 2003, Montgomeryville 309 Associates, LP (“Montgomeryville 309”), a wholly owned subsidiary of ACRT, in connection with its purchase of the property located in Montgomeryville, Pennsylvania entered into a note agreement with Integral Development Associates (“Integral”), the seller of the property. Under the terms of the note agreement, Montgomeryville 309 loaned Integral $645,000 at an interest rate of 12% per annum, which is secured by certain other property owned by Integral. The loan matures on January 1, 2006 and interest is payable monthly starting July 1, 2004 (which shall include all accrued but unpaid interest through June 30, 2004). For the six months ended June 30, 2004, $38,382 in interest has been accrued under this note. The note receivable at June 30, 2004 and December 31, 2003 was $645,000 and is included in notes receivable on the accompanying consolidated balance sheets.

12.	RELATED PARTY TRANSACTIONS

ACRT is managed by its advisor, ARC Capital Advisors L.P. (“Advisor”), which performs services for ACRT pursuant to the terms of an advisory agreement (the “Advisory Agreement”). Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The Advisor also performs and supervises the various administrative duties of ACRT such as maintaining the books and records. The Chairman and President of ACRT is an affiliate of the Advisor.

For the six months ended June 30, 2004 and 2003, ACRT incurred the following fees and reimbursements payable to the Advisor:

Acquisition Fee - On March 4 and March 31, 2004, ACRT incurred acquisition fees in the amounts of $212,000 and $62,655 in connection with the purchase of the Philadelphia, Pennsylvania property and the investment in ARC International, respectively. On March 7, and May 21 2003, ACRT incurred an acquisition fee of $17,408 and $249,571 in connection with the investment in Levittown and Paramus, respectively. Acquisition fees are equal to 3% of the purchase price of the property.

Financing Fee - On March 4, and June 18, 2004 ACRT incurred financing fees of $26,500 and $27,500 in connection with the purchase of the Philadelphia, Pennsylvania property and the placement of a line of credit on the Montgomeryville property, respectively. The financing fee is generally equal to .5% of the principal amount financed.

Asset Management Fees - Asset management fees of $343,894 and $272,725 for the six months ended June 30, 2004 and 2003 respectively, were incurred and are payable to the advisor of ACRT. The annual asset management fee is equal to 1% of the first $36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). For assets in excess of the first $36,049,000, the asset management fee is equal to 0.5% of the ACRT’s average invested assets. Pursuant to the Advisory Agreement, beginning in 1999, average invested assets were subject to periodic valuation performed by a third party (as defined in the Advisory Agreement).

Unpaid asset management fees included in due to related parties on the consolidated balance sheets were $155,526 and $88,531 at June 30, 2004 and December 31, 2003, respectively.

Disposition Fee - There were no disposition fees incurred for the six months ended June 31, 2004 and 2003. The disposition fee is generally equal to 3% of the contract sales price.

Stock Ownership - As of June 30, 2004, principals of the Advisor owned 44,760 shares of Class A Common Stock, which represents approximately 1.4% of the outstanding shares of Class A Common Stock of ACRT. The total amounts purchased, net of commissions, were $414,030.

Miscellaneous - ACRT agreed to reimburse the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. These reimbursements totaled $7,500 for the six months ended June 30, 2004 and 2003, and are included in professional expenses on the accompanying consolidated statements of income.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of June 30, 2004, are as follows:

2004	$2,881,500
2005	5,987,427
2006	6,075,207
2007	6,140,974
2008	6,023,122
Thereafter	31,583,791

$58,692,021

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the six months ended June 30, 2004 and 2003 the following tenants accounted for greater than 10% of rental revenues:

	2004	2003
Sports Authority	13.4%	13.4%
Bed, Bath and Beyond	11.4%	11.4%
Barnes and Noble	11.3%	—
CaroMont Medical	10.2%	10.3%
Bergen Board of Social Services	—	17.4%

Bergen County Board of Social Services is a tenant in the Rochelle Park, NJ property, which, beginning in 2003, is accounted for under the equity method of accounting, and, accordingly, the related rent is no longer included in ACRT’s consolidated rental revenues.

14.	MORTGAGES PAYABLE

ACRT entered into or assumed fixed rate mortgages totaling $18,936,917 and $19,165,806 at June 30, 2004 and at December 31, 2003, respectively. These mortgages are secured by the respective properties with a total net book value of $22,057,749 and $22,298,000 at June 30, 2004 and at December 31, 2003, respectively.

The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

ACRT entered into variable rate mortgages totaling $13,792,772 and $8,613,071 at June 30, 2004 and December 31, 2003, respectively. The mortgages carry variable interest rates of 206, 220 and 225 basis points over LIBOR (1.11% at June 30, 2004). The variable rate mortgages are secured by three properties with a combined net book value of $19,737,424 at June 30, 2004 and two properties with a combined net book value of $9,831,000 at December 31, 2003.

At June 30, 2004, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2004	$350,604	—	$350,604
2005	808,429	—	808,429
2006	719,605	$8,227,954	8,947,559
2007	732,546	3,820,638	4,553,184
2008	648,245	—	648,245
Thereafter	2,508,035	14,913,633	17,421,668

	$5,767,464	$26,962,225	$32,729,689

15.	DERIVATIVE INSTRUMENTS

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 14), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $34,193 and $52,513, as of June 30, 2004 and December 31, 2003, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of $18,320 has been recorded as a loss, and included in loss on interest rate cap, net, on the accompanying consolidated statements of income for the six months ended June 30, 2004.

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 (Note 14), ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap is coterminous with the mortgage loan. The cap, which terminates on March 1, 2007, is for the notional amount of $2,650,000. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. As of June 30, 2004, the carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $39,775 based on information supplied by the counter party to the cap contract and the change in the fair value of the interest rate cap of $16,725 has been recorded as a loss, and is included in loss on interest rate cap, net on the accompanying consolidated statements of income for the six months ended June 30, 2004. The impact of the interest rate swap was not material to the consolidated financial statements.

16.	LINES OF CREDIT

On April 1, 2003, ACRT renewed and converted its two credit facility agreements into a single credit facility. The new credit facility agreement totals $5,500,000 and replaces the previous credit facility agreements, which had total amounts available of $6,500,000. Interest is payable at LIBOR plus 2% on the new credit facility and ACRT is also required to pay a commitment fee equal to .5% per annum on the unused portion of the commitment. The new facility is for a period of three years and amounts available are reduced by $125,000 per quarter from its inception.

On April 30, 2004, with the sale of the Memphis, Tennessee property leased to Federal Express, the credit facility was reduced by $1,652,387 which represented the collateral value of this property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150.

The total amount available under this facility at June 30, 2004, after quarterly amortization and the sale of the Memphis property, is $3,263,464 and $2,597,613 has been drawn leaving a balance available for use of $665,851 at June 30, 2004.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at June 30, 2004 was $5,500,000 and $39,602 was drawn, leaving a balance available for use of $5,460,398 at June 30, 2004.

17.	CREDIT EVENTS

On July 11, 2001, Sears Homelife, the tenant of the San Antonio, Texas property, ceased operations nationwide and filed for Chapter 11 bankruptcy protection. The lease on the San Antonio property was assigned to Sears Homelife in 1998, with the provision that Sears, Roebuck and Co. (in whose name the original lease was executed) would still be responsible for all obligations under the lease in the event of default by Sears Homelife. The lease expires in 2010. ACRT has taken the necessary steps to collect the rent under the guarantee and enforce this provision under the lease assignment. In November 2003, Sears, Roebuck and Co. subleased this property to BEL Furniture Co. for the remainder of the original lease term. As of June 30, 2004, all rents due were paid.

In 2003, Kids R Us announced it would cease operations. ACRT, through a lease with Toys R Us, leases approximately 18,961 square feet to Kids R Us at its New York City property. Kids R Us closed this Kids R Us location on May 1, 2004 and is currently negotiating to sublease this location to a national pet supply company. As of June 30, 2004, all rents and reimbursements are current under this lease.

18.	SUBSEQUENT EVENT

On July 31, 2004, ACRT issued a quarterly cash dividend of $763,577 to shareholders of record as of June 30, 2004.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain information included or incorporated by reference in this Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or the negative of these words or other similar words or terms. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically, adverse developments with respect to our tenants, legislative/regulatory changes including changes to laws governing the taxation of REITs, availability of debt and equity capital, interest rates, competition, supply and demand for properties in our current and proposed market areas and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating any forward-looking statements contained in this Form 10-Q.

The following should be read in conjunction with the unaudited consolidated financial statements of ACRT including the respective notes thereto, all of which are included in this Form 10-Q.

General

ACRT was formed as a Maryland corporation in June 1993 and is an externally advised real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. It has operated as a REIT since its inception. ACRT is managed by its advisor, ARC Capital Advisors, L.P., an affiliate of Robert Ambrosi, ACRT’s Chairman, President and a director. The advisor performs services for ACRT pursuant to the terms of an advisory agreement. Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The advisor also performs and supervises the various administrative duties of ACRT, such as maintaining its books and records.

ACRT was formed to purchase geographically diverse credit lease properties, which are general purpose retail, office and industrial properties. Each property is 100% leased to one or more creditworthy tenants under a long-term lease that generally requires tenants to pay most or all of the operating costs of the property, including real estate taxes and insurance.

As of June 30, 2004, ACRT owned or had interests in 18 real estate properties encompassing 1,071,266 rentable square feet.

Critical Accounting Issues

ACRT’s accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that effect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the understanding of ACRT’s financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from the current financial condition and results of operations reported based on management’s current estimates.

Revenue Recognition. Rental revenue from tenant operating leases which provide for scheduled rental increases are recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, on a straight-line basis over the term of the respective leases.

Gains on sales of real estate are recognized pursuant to the provisions of SFAS No. 66, “Accounting for Sales of Real Estate.” The specific timing of the sale is measured against various criteria in SFAS No. 66 related to the terms of the transactions and any continuing involvement in the form of management or financial assistance associated with the properties. If the sales criteria are not met, the gain is deferred and the finance, installment or cost recovery method, as appropriate, is applied until the sales criteria are met.

Rent Receivable. ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

Impairment - ACRT continually assesses the recoverability of its properties by determining whether the costs can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured by comparing the carrying amounts to the fair values of such properties.

The evaluation includes reviewing anticipated cash flows of the property, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sales proceeds is highly subjective and such estimates could differ materially from actual results.

Purchase Accounting for the Acquisition of Real Estate. In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002, the fair value of real estate acquired is allocated to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the “as-if vacant” value is then allocated to land and building based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease up periods, considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenues during expected lease up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded based on the difference between the current in-place lease rent and management’s estimate of current market rent.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, is measured by the excess of (1) the purchase price paid for a property over (2) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value is allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. The value of in-place leases and customer relationships are amortized to expense over the remaining non-cancelable periods of the respective leases.

Industry Segments. ACRT currently operates in one industry segment - investments in credit lease properties.

Liquidity and Capital Resources

ACRT’s main source of capital for growth has been the private placement equity market, selective secured indebtedness, its secured credit facility and undistributed funds from operations. ACRT expects to continue to have access to and use these sources in the future; however, there are factors that may have a material adverse effect on ACRT’s access to capital sources. ACRT’s ability to incur additional debt to fund acquisitions is dependent upon its existing leverage, the value of the assets ACRT is attempting to leverage and general economic conditions, which may be outside management’s control.

During the six months ended June 30, 2004, ACRT purchased two retail properties, including an equity method investment in one property, totaling approximately 92,743 rentable square feet for $7,758,000 and sold one property, for net cash proceeds of $2.3 million.

ACRT’s $5.5 million variable rate secured line-of-credit facility, which is scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to .5% per year on the unused portion of the commitment. On April 30, 2004, with the sale of the Memphis, Tennesse property leased to Federal Express, the credit facility was reduced by $1,652,387 which represented the collateral value of the Memphis property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. The total amount available under this facility at June 30, 2004, after quarterly amortization and the sale of the Memphis property, is $3,263,464 and $2,597,613 has been drawn leaving a balance available for use of $665,851 at June 30, 2004.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 2.25% and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at June 30, 2004 was $5,500,000 and $39,602 was drawn, leaving a balance available for use of $5,460,398 at June 30, 2004.

Since 1993, ACRT has raised, through the issuance of shares of Class A common stock, aggregate capital of approximately $30.6 million, and through the issuance of shares of Class B common stock, aggregate capital of approximately $1.56 million. The capital raised was used primarily to acquire properties and to retire indebtedness.

During 2004, ACRT has not sold any additional Class A or Class B common shares.

Dividends. In connection with its intention to continue to qualify as a REIT for federal income tax purposes, ACRT expects to continue paying regular dividends to its shareholders. These dividends are expected to be paid from operating cash flows and/or from other sources.

Dividends paid to common shareholders increased to $1.448 million in 2004, compared to $866 thousand in the first six months of 2003. The increase is due both to the number of outstanding shares and an increase in the dividend rate during the second half of 2003.

ACRT believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in compliance with REIT requirements in both the short and long-term. In addition, ACRT anticipates that cash on hand, borrowings under its secured credit facilities and future issuances of equity will provide the necessary capital for its operations. Cash flows from operations as reported in the Consolidated Statements of Cash Flows were $1.001 million and $1.025 million for 2004 and 2003, respectively. The cash flows were virtually unchanged reflecting higher revenues from the additional properties under ownership in 2004, offset by higher professional expenses in 2004 due to increased costs associated with SEC reporting requirements.

Net cash used in investing activities was $5.551 million in 2004 and $2.792 million in 2003. Net cash used in investing activities is related primarily to investments in real estate properties, investments in joint ventures or sales of same. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities was $3.966 million in 2004 and $1.847 million in 2003. Cash provided by financing activities during each period was primarily attributable to proceeds from equity offerings, mortgage financings, and advances under the secured credit facility. Net cash used was for repayments under the secured credit facility, dividends paid and debt service payments.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of June 30, 2004, a total of eight of ACRT’s thirteen consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $32.730 million, including $13.8 million in variable interest rate mortgages. As of June 30, 2004, the weighted averaged interest rate on ACRT’s outstanding mortgages was 6.03%. The scheduled principal payments for the next five years are as follows:

2004	$350,604
2005	808,429
2006	719,605
2007	732,546
2008	648,245

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2004	$—
2005	—
2006	8,227,954
2007	3,820,638
2008	—

The interest rates on ACRT’s outstanding indebtedness range from 3.17% (variable rate at June 30, 2004) to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, have amounts available under its secured credit facility or obtain access to other capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

ACRT expects to continue to use property specific, non-recourse mortgages as it believes that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration, ACRT’s cash-on-cash returns increase and the exposure to residual valuation risk is reduced.

ACRT has also purchased interest rate caps in connection with its variable rate mortgage on the Sacramento, California property and the Philadelphia, Pennsylvania property. The Sacramento interest rate cap is coterminous with the mortgage and its notional amount equals the outstanding balance on the mortgage. The Philadelphia interest rate cap is coterminous with the mortgage and its notional amount equals 50% of the outstanding principal balance on the mortgage. In addition, ACRT has an interest swap which is coterminous with the mortgage on the Philadelphia property and its notional amount equals 50% of the outstanding principal balance on the mortgage.

Lease Obligations

Since ACRT’s tenants bear all or substantially all of the cost of property operations and maintenance and repairs, ACRT does not anticipate significant need for cash for these costs. For two of the thirteen consolidated properties, ACRT has a certain level of property operating expense responsibility. To the extent there is a vacancy in a property, ACRT would be obligated to pay for all operating expenses, including real estate taxes and insurance.

Results of Operations for the Three Months June 30, 2004 and 2003

Selected Income Statement Data	2004	2003	Increase (Decrease) 2004-2003
	(Dollars in thousands)
Rental revenues	$1,700	$1,248	$452
Interest income	38	13	25
Miscellaneous income	—	39	(39)
Equity in income of unconsolidated subsidiaries and undivided interests	449	232	217
Interest expense	534	489	(45)
Depreciation and amortization expense	319	208	(111)
Management fees-affiliate	176	139	(37)
Real estate taxes	56	47	(9)
Property operating expenses	137	56	(81)
General and administrative taxes	59	36	(23)
Stock based compensation	75	—	(75)
Professional expenses	39	9	(30)
Other expenses	47	29	(18)
Minority interest in earnings of subsidiaries	52	58	6
Income from discontinued operations	27	59	(32)
Net income	720	520	200

The impact of the the additional properties purchased in 2003 and 2004 account for the majority of the variances for the three months ended June 30, 2004 and 2003. Rental revenues increased by $452,000 which is attributable to the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004, respectively. Interest income increased by $25,000 due to the accrual of interest on the Montgomeryville note and the payment of interest on the Willow Grove note. Miscellaneous income decreased by $39,000 due to a non-recurring insurance settlement in 2003. Equity in income of unconsolidated subsidiaries and undivided interests increased by $217,000 due to a $147,000 increase in income from the Rochelle Park property due mainly to a gain on its interest rate swap, a $20,000 increase from the Paramus property which was purchased in May of 2003, a $39,000 increase from the Fort Washington property which was under construction in 2003 and did not start receiving rent until 2004, and $14,000 increase from the ARC International Fund II property which was purchased on March 31, 2004 offset by a $3,000 decrease due to lower income from Triangle Plaza.

Interest expense increased by $45,000, of which $66,000 is attributable to the Philadelphia property mortgage and slightly higher interest rates on the secured lines of credit, offset $12,000 due to the shifting of interest to principal over the life of the mortgages and $9,000 due to lower weighted average balances on the secured line of credit facilities.

Depreciation and amortization expense increased by $111,000, of which $96,000 is attributable to the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004 respectively, and $15,000 higher amortization of mortgage and finance costs.

Management fees-affiliate increased by $37,000 which is mainly attributable to additional properties purchased in the second half of 2003. Real estate taxes increased by $9,000 of which $21,000 is due the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004, respectively, offset by $12,000 due to a refund from prior year taxes on the Memphis property. Property operating expenses increased by $81,000, of which $54,000 is attributable to the additional properties purchased in 2003 and 2004 and also to higher parking lot and access road repairs at the Overland Park, Kansas property.

General and administrative expenses increased by $23,000 due mainly to $7,000 higher board of directors fees due to an increase in fees and an additional board meeting in June 2004, $9,000 higher travel expenses due to the additional board meeting and additional business related travel, and $7,000 increase in Directors and Officers’ liability insurance and stationary and printing.

Stock based compensation of $74,816 was recorded in 2004 due to modifications made to the 1997 Stock Option Plan.

Professional expenses increased by $30,000 due to higher accounting fees attributable to SEC reporting requirements.

Other expenses increased by $18,000 due to an $11,000 write-off of minority interest receivable and $8,000 higher state taxes offset by slightly lower loss on interest rate caps.

Minority interest in earnings of subsidiaries decreased by $6,000 due to slightly lower income from the joint venture properties. Income from discontinued operations deceased by $32,000 due to the sale of the property on April 30, 2004.

Results of Operations for the Six Months June 30, 2004 and 2003

Selected Income Statement Data	2004	2003	Increase (Decrease) 2004-2003
	(Dollars in thousands)
Rental revenues	$3,071	$3,006	$65
Interest income	79	27	52
Miscellaneous income	—	39	(39)
Equity in income of unconsolidated subsidiaries and undivided interests	647	344	303
Interest expense	1,057	1,134	77
Depreciation and amortization expense	590	507	(83)
Management fees-affiliate	344	273	(71)
Real estate taxes	62	102	40
Property operating expenses	234	279	45
General and administrative taxes	119	70	(49)
Stock based compensation	75	—	(75)
Professional expenses	155	27	(128)
Other expenses	63	69	6
Minority interest in earnings of subsidiaries	108	166	58
Income from discontinued operations	32	115	(83)
Net income	1,022	904	118

The impact of the deconsolidation of the Rochelle Park property, which occurred on April 1, 2003 and the additional properties purchased in 2003 and 2004 account for the majority of the variances for the six months ended June 30, 2004 and 2003. Rental revenues increased by $65,000 of which $623,000 is attributable to the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004 respectively, offset by $531,000 due to the Rochelle Park deconsolidation. Interest income increased by $52,000 due to the accrual of interest on the Montgomeryville note and the payment of interest on Willow Grove note. Miscellaneous income decreased by $39,000 due to a non-recurring insurance settlement in 2003. Equity in income of unconsolidated subsidiaries and undivided interests increased by $303,000 due to a $150,000 increase in income from the Rochelle Park property, a $70,000 increase from the Paramus property which was purchased in May of 2003, a $78,000 increase in income from the Fort Washington property which was under construction in 2003 and did not start receiving rent until 2004, and $14,000 increase from the ARC International Fund II property which was purchased on March 31, 2004 offset by a $9,000 decrease due to lower income from Triangle Plaza.

Interest expense decreased by $77,000, of which $140,000 is attributable to the Rochelle Park deconsolidation and $24,000 due to the shifting of interest to principal over the life of the mortgages, offset by a $87,000 increase attributable to the Philadelphia property mortgage and to slightly higher interest rates on the secured line of credit facilities.

Depreciation and amortization expense increased by $83,000, of which $166,000 is attributable to the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004 respectively, and higher amortization of mortgage and finance costs, offset by $84,000 due to the Rochelle Park deconsolidation.

Management fees-affiliate increased by $71,000 which is mainly attributable to additional properties purchased in the second half of 2003. Real estate taxes decreased by $40,000 due mainly to the deconsolidation of the Rochelle Park property offset by real estate taxes on the properties purchased in December 2003 and March 2004. Property operating expenses decreased by $45,000, of which $168,000 is due to the deconsolidation of the Rochelle Park property, offset by $92,000 additional property operating expenses for the properties purchased in 2003 and 2004 and higher parking lot and access road repairs at the Overland Park, Kansas property.

General and administrative expenses increased by $49,000 due mainly to $20,000 higher board of directors fees due to an increase in fees and an additional board meeting in June 2004, $12,000 higher travel expenses due to the additional board meeting and business related travel, and a $17,000 increase in Directors and Officers’ liability insurance and stationary and printing.

Stock based compensation of $74,816 was recorded in 2004 due to modifications made to the 1997 Stock Option Plan.

Professional expenses increased by $128,000 due to $104,000 higher accounting fees attributable to SEC reporting requirements and $21,000 of legal fees associated with trademark protection.

Other expenses decreased by $6,000 due to $34,000 lower loss on interest rate caps, offset by a $17,000 write-off of minority interest receivable and $11,000 in higher state taxes.

Minority interest in earnings of subsidiaries decreased by $58,000 due to the deconsolidation of the Rochelle Park property and slightly lower income on the remaining joint venture properties. Income from discontinued operations decreased by $83,000 due to the sale of the Memphis, Tennessee property leased to Federal Express Corp. on April 30, 2004 and to the $52,000 impairment charge taken on the property prior to the sale.

Funds from Operations

ACRT believes that Funds from Operations (“FFO”) enhances an investors understanding of ACRT’s financial condition, results of operations and cash flows. ACRT believes that FFO is an appropriate but limited measure of the performance of an equity REIT. FFO is defined in the April 2002 “White Paper” issued by the National Association of Real Estate Investments Trusts, Inc. (“NAREIT”) as “net income (or loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from the sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

The following table reflects the calculation of ACRT’s FFO and cash flow activities for the six months ended June 30, 2004 and 2003.

	2004	2003
Income from continuing operations before minority interest	$1,098	$955
Depreciation and amortization of real estate	532	510
Amortization of leasing commissions	7	7
Joint venture adjustment-depreciation and amortization of real estate	291	143
Joint venture adjustment-amortization of leasing commissions	11	11

Funds from Operations	1,939	1,626
Cash flow from operating activities	1,001	1,025
Cash flow used in investing activities	(5,551)	(2,792)
Cash flow provided by financing activities	3,966	1,847

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT has investments in various real estate joint ventures with varying structures. These investments include ACRT’s non-controlling interests in Triangle Plaza II, LLC (Note 4), Fort Washington Fitness, L.P. (Note 5), Levittown ARC, LP (Note 6), Willow Grove ACRT, LLC (Note 9) and ARC International Fund II, LP (Note 10) and its undivided interests in the Rochelle Park property (Note 7) and the Paramus property (Note 8).

The properties owned by the joint ventures and the undivided interests are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations. ACRT invests in joint ventures with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees. See the footnotes to the consolidated financial statements referenced above for summary balance sheet and income statement data.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At June 30, 2004, ACRT had three variable rate mortgages outstanding totaling $13.8 million. These mortgages bear interest at LIBOR plus 206 basis points (3.17% per year on $4.248 million), LIBOR plus 225 basis points (3.36% per year on $4.258 million) and LIBOR plus 220 basis points (3.31% per year on $5.3 million). Had the LIBOR rate been 100 basis points higher during the three months ended June 30, 2004, ACRT’s net income would have been reduced by approximately $69,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.248 million mortgage balance at June 30, 2004, which effectively caps the LIBOR rate at 7.45% per year and 50% of the notional amount of the $5.3 million mortgage balance at June 30, 2004, which effectively caps the LIBOR rate of 9.2% per year.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. ACRT’s management, with the participation of ACRT’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of ACRT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, ACRT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACRT’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b)	Internal Control Over Reporting. There have not been any changes in ACRT’s internal control over financial reporting during the second quarter to which this report relates that have materially affected, or are reasonably like to materially affect, ACRT’s internal control over reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings-not applicable

ITEM 2.	Changes in Securities and Use of Proceeds- not applicable

ITEM 3.	Defaults Upon Senior Securities-not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders:

ACRT’s annual meeting of shareholders was held on May 21, 2004. Three items were submitted to a vote of shareholders.

Item 1. In connection with proposal 1 to extend ACRT’s liquidity plan, 1,729,933 votes were cast approving the extension, 100,829 votes were cast against the proposal, and 81,005 abstained.

Item 2. In connection with proposal 2 to amend ACRT’s 1997 stock option plan, 1,672,611 votes were cast approving the proposal, 96,219 votes were cast against the proposal and there were 142,377 votes abstained.

Item 3. In connection with proposal 3 regarding the election of board members, there was no solicitation in opposition to ACRT’s nominees as listed in the proxy statement and all of such nominees were elected.

ITEM 5.	Other information- not applicable

ITEM 6.	Exhibits and Reports

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2004.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name: Robert J. Ambrosi
Title: Chairman and President

By:	/s/ Bruce Nelson
Name: Bruce Nelson
Chief Financial Officer