Form 10-Q
period 2004-09-30
ARC CORPORATE REALTY TRUST INC
filed 2004-11-12
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

As of November 11, 2004, there were 3,181,540 Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Balance Sheets

As of September 30, 2004 (Unaudited) and December 31, 2003

	2004	2003
Assets

Property:
Land	$14,515,922	$12,825,420
Building and improvements	45,068,320	38,994,972

	59,584,242	51,820,392
Less: accumulated depreciation	6,119,792	5,875,038

	53,464,450	45,945,354
Investment in unconsolidated subsidiaries and undivided interests	7,809,217	7,389,731

Total property and investments	61,273,667	53,335,085

Cash and cash equivalents, including restricted cash of $426,044 and $378,256 for 2004 and 2003, respectively	853,318	1,946,171

Deferred rent receivable	1,101,110	1,028,526

Rent receivable	294,345	246,716

Notes receivable-tenants	380,537	411,660

Notes receivable	550,000	795,000

Prepaid expenses and other assets, net	392,102	364,822

Deferred financing and other fees, net of accumulated amortization of $591,689 and $508,305 for 2004 and 2003, respectively	555,448	396,810

Deferred leasing costs, net of accumulated amortization of $112,812 and $102,189 for 2004 and 2003, respectively	99,655	110,278

Total assets	$65,500,182	$58,635,068

Liabilities and Shareholders’ Equity

Liabilities:
Mortgage notes payable	$32,554,722	$27,778,877
Lines of credit	1,847,613	1,750,000
Due to related parties	174,619	298,205
Acquired unfavorable leases, net	2,872,724	—
Unearned rental revenue	86,652	—
Accounts payable and accrued expenses	761,067	704,836

Total liabilities	38,297,397	30,531,918

Minority interest	34,560	34,857

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,125,913	32,131,223
Deferred compensation plans	186,983	—
Accumulated distributions in excess of net income	(5,148,019)	(4,066,278)

Total shareholders’ equity	27,168,225	28,068,293

Total liabilities and shareholders’ equity	$65,500,182	$58,635,068

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Income

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Revenues:
Rental revenues	$1,571,291	$1,189,330	$4,558,456	$4,091,970
Real estate tax reimbursements	480,878	142,133	565,116	245,097
Interest income	38,015	11,754	116,423	38,599
Miscellaneous income	—	13,400	—	52,170
Equity in income of unconsolidated subsidiaries and undivided interests	228,635	192,602	875,863	536,630

Total revenues	2,318,819	1,549,219	6,115,858	4,964,466

Expenses:
Interest expense	558,720	489,759	1,615,807	1,623,865
Depreciation and amortization	325,112	223,987	915,483	731,123
Management fees-affiliate	174,619	145,476	518,513	418,201
Real estate taxes	503,457	148,365	565,116	249,911
Property operating expenses	135,443	109,846	369,426	388,919
General and administrative expenses	40,126	38,203	159,393	108,045
Stock based compensation	112,167	—	186,983	—
Professional expenses	156,915	9,710	311,535	36,405
Loss (gain) on interest rate cap, net	17,726	(12,268)	52,771	54,352
Other expenses	32,772	110,311	49,942	110,311
State and local taxes	5,878	9,863	17,057	12,376

Total expenses	2,062,935	1,273,252	4,762,026	3,733,508

Income from continuing operations before minority interests	255,884	275,967	1,353,832	1,230,958

Minority interests in earnings from subsidiaries	29,792	33,801	137,380	199,931

Income from continuing operations	226,092	242,166	1,216,452	1,031,027

Income from discontinued operations	—	55,868	31,795	171,140

Net income allocable to Class A and Class B common shareholders	$226,092	$298,034	$1,248,247	$1,202,167

Net income per share from continuing operations - basic	$0.07	$0.10	$0.36	$0.42
Net income per share from discontinued operations - basic	0.00	0.02	0.01	0.07

Net income per share - basic	0.07	0.12	0.37	0.49

Net income per share from continuing operations - diluted	0.06	0.10	0.32	0.42
Net income per share from discontinued operations - diluted	0.00	0.02	0.01	0.07

Net income per share - diluted	0.06	0.12	0.33	0.49

Weighted average shares outstanding-basic	3,349,000	2,463,000	3,349,000	2,442,000
Weighted average shares outstanding-diluted	3,851,000	2,463,000	3,851,000	2,442,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2004 (unaudited) and the Year Ended December 31, 2003

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Accumulated Distributions in Excess of Net Income	Total Shareholders’ Equity
Balance, December 31, 2002	$2,164	$—	$19,377,113	$—	$(3,913,843)	$15,465,434
Sale of common stock	1,019	166	14,064,020	—	—	14,065,205
Offering costs	—	—	(1,300,911)	—	—	(1,300,911)
Retirements	(1)	—	(8,999)	—	—	(9,000)
Net income	—	—	—	—	1,687,182	1,687,182
Dividends paid	—	—	—	—	(1,839,617)	(1,839,617)

Balance, December 31, 2003	3,182	166	32,131,223	—	(4,066,278)	28,068,293
Offering costs	—	—	(5,310)	—	—	(5,310)
Amortization of stock based compensation	—	—	—	186,983	—	186,983
Net income	—	—	—	—	1,248,247	1,248,247
Dividends	—	—	—	—	(2,329,988)	(2,329,988)

Balance, September 30, 2004	$3,182	$166	$32,125,913	$186,983	$(5,148,019)	$27,168,225

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2004 and 2003

Unaudited

	2004	2003
Cash Flows from Operating Activities:
Net income	1,248,247	1,202,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	921,471	775,025
Amortization of stock based compensation	186,983	—
Amortization of acquired unfavorable lease	(124,071)	—
Minority interest in earnings of subsidiaries	137,380	199,931
Impairment charge on disposed property	52,521	—
Write off of TMD minority interest	49,942	110,311
Loss on interest rate cap, net	52,771	54,352
Equity in income of unconsolidated subsidiaries and undivided interests	(875,863)	(536,630)
(Increase) decrease in assets:
Rent receivable	(47,629)	115,709
Deferred rent receivable	(72,584)	(28,168)
Prepaid and other assets	(39,407)	(74,357)
Increase (decrease) in liabilities:
Due to related parties, net	86,088	—
Accounts payable and accrued expenses	(61,846)	(109,034)
Unearned rent	86,652	(72,336)

Net cash provided by operating activities	1,600,655	1,636,970

Cash Flows from Investing Activities:
Payment for tenant improvements	(146,971)	—
Due to related parties, net	(209,674)	(99,572)
Net proceeds from sale of property	2,310,027	—
Deposits in escrow	—	(200,000)
Acquisition of properties	(7,527,285)	(266,979)
Investment in unconsolidated subsidiaries and undivided interests	(753,655)	(2,715,256)
Distributions from unconsolidated subsidiaries and undivided interests	1,210,032	865,002
Increase in notes receivable	(400,000)	—
Payoff of note receivable	645,000	—
Principal payments on notes receivable-tenants	31,123	28,033
Deconsolidation of Rochelle Park cash	—	(90,159)

Net cash used in investing activities	(4,841,403)	(2,478,931)

Cash Flows from Financing Activities:
Mortgage note principal amortization	(524,155)	(447,625)
Borrowings under mortgage note payable	5,300,000	—
Lines of credit, net	97,613	(4,125,000)
Due from escrow agent	—	1,307,470
Deferred financing and other costs	(264,223)	(93,614)
Refund of financing fees	—	49,695
Proceeds from Rochelle Park mortgage refinance	—	2,093,183
Purchase of interest rate cap	(56,500)	(68,950)
Distributions to minority interest owners	(187,619)	(260,716)
Sale of Common stock-Class A	—	5,653,553
Sale of Common stock-Class B	—	1,097,999
Stock retirements	—	(9,000)
Offering costs paid	(5,310)	(696,549)
Dividends paid	(2,211,911)	(1,298,259)
	—	—
Net cash provided by financing activities	2,147,895	3,202,187
	—	—
Net (Decrease) Increase in Cash and Cash Equivalents	(1,092,853)	2,360,226
Cash and Cash Equivalents, Beginning of Period	1,946,171	656,826

Cash and Cash Equivalents, End of Period	$853,318	$3,017,052

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,602,862	$1,662,885

Non-Cash Financing Activity
Conversion of note payable to Class B common stock	$—	$500,000
Conversion of placement deposit to Class B common stock	$—	$63,557

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

Through September 30, 2004, ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $30,564,590 to ACRT. In addition, ACRT has raised $1,781,735 of gross proceeds representing 166,397 Class B shares from one investor which, net of offering costs, has yielded $1,564,671 to ACRT.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACRT, its wholly-owned subsidiaries and those majority-owned subsidiaries in which ACRT can exercise control. Investments in non-controlled entities, which include Triangle Plaza II, LLC (Note 4), Fort Washington Fitness, L.P. (Note 5), Levittown ARC, LP (Note 6), Willow Grove ACRT, LLC (Note 9) and ARC International Fund II, LP (Note 10) are accounted for under the equity method of accounting. Additionally, ACRT’s undivided interests in the Rochelle Park property (Note 7) and the Paramus property (Note 8) are accounted for under the equity method, as ACRT maintains joint control over the properties. Under the equity method, ACRT’s investment increases as a result of contributions and its allocable share of net income and decreases as a result of distributions and its allocable share of net loss. All significant intercompany balances and transactions have been eliminated in consolidation and in the use of the equity method of accounting.

b.	Interim Financial Statements (unaudited) – The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of ACRT’s operations and financial position, reference is made to the financial statements (including notes thereto) previously filed with the Securities and Exchange Commission with ACRT’s Registration Statement on Form 10/A for the year ended December 31, 2003.

c.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Properties - Properties are carried at cost which includes the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings are depreciated on a straight-line basis over their estimated useful lives, which are 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT is amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2e).

e.	Purchase Accounting for the Acquisition of Real Estate – In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002, the fair value of real estate acquired is allocated to the acquired tangible assets, consisting of land and building and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the “as-if vacant” value is then allocated to land and building based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenues during expected lease up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

During the nine months ended September 30, 2004, ACRT sold one property located in Memphis, Tennessee, previously designated as to be disposed and for which an impairment charge of $52,521 had been recorded, for aggregate net proceeds of $2,310,027 which resulted in no gain or loss on the sale for financial reporting purposes. As of September 30, 2004, ACRT had no other properties designated as to be disposed.

The following presents the operating results for the property sold for the applicable periods:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Revenues	$—	$150,939	$92,804	$294,934
Net Income	—	55,868	31,795	171,140

g.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

l.	Derivative Instruments and Hedging Activities - ACRT adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in 2001. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

m.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Three Months ended Sept. 30,		Nine Months Ended Sept. 30,
	(In thousands)
	2004	2003	2004	2003
Total weighted average Class A common shares	3,183	2,307	3,183	2,317
Total weighted average Class B common shares	166	156	166	125

Weighted average number of common shares used in calculation of basic earnings per share	3,349	2,463	3,349	2,442

Shares issuable upon exercise of stock options (15% of outstanding common shares)	502	—	502	—

Weighted average number of common shares used in calculation of diluted earnings per share	3,851	2,463	3,851	2,442

n.	Recent Accounting Pronouncements – On December 24, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. An enterprise’s obligation to absorb a majority of the economic risks of a variable interest entity (“VIE”), measured as its expected losses, or, if no party has an obligation to absorb a majority of the VIE’s economic risks to receive a majority of the VIE’s economic rewards, measured as its expected residual returns, requires the entity to consolidate the VIE. The enterprise that consolidates the VIE is termed the primary beneficiary in FIN 46R.

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

Accordingly, ACRT will recognize compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the nine months ended September 30, 2004 and 2003, ACRT recognized stock based compensation expense totaling $186,983 and $0, respectively.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 30, 2004, ACRT sold the Memphis, Tennessee property leased to Federal Express for $2,325,000 resulting in net proceeds to ACRT of approximately $2,310,000 after costs and expenses, which resulted in no gain or loss for financial reporting purposes.

The following pro forma operating information for the nine months ended September 30, 2004 and 2003 has been prepared as if all ACRT acquisitions and dispositions in 2004 and 2003 had been consummated as of January 1, 2003. The information does not purport to be indicative of what the operating results of ACRT would have been had the acquisitions and dispositions been consummated on January 1, 2003. Proforma results are as follows:

	Nine Months Ended Sept. 30,
	(000’s except per share amounts)
	2004	2003
Revenues	$6,359	$6,415
Net Income	1,291	1,641
Net Income per share – basic	.39	.67
- diluted	.34	.67

4.	INVESTMENT IN TRIANGLE PLAZA II

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACRT’s investment in Triangle Plaza II includes costs capitalized by ACRT in the amount of $901,829. This amount, which includes the acquisition fee of $572,520 paid to an affiliate of ACRT and capitalized interest totaling $308,830, is not reflected in the underlying equity of Triangle and is being amortized over the estimated useful life of the underlying asset, which is 39 years. Amortization expense in the amount of $17,343 has been recorded in each of 2004 and 2003 and charged against ACRT’s equity in income of unconsolidated subsidiaries and undivided interests, which appears on the accompanying consolidated statements of income. ACRT earns a 12% preferred return on its investment in Triangle in the form of distributions and, after a similar preferred return to the other member, receives 40% of distributable cash flow attributable to base rent and recoveries and 20% of all percentage rents. ACRT received distributions of $378,571 and $343,759 from cash flows attributable to base rent and recoveries for the nine months ended September 30, 2004 and 2003, respectively. ACRT also received $83,647 and $99,464 in percentage rent distributions for the nine months ended September 30, 2004 and 2003, respectively.

In September 2000, Triangle refinanced the property. The refinancing produced excess distributable capital proceeds of $1,433,409, of which $1,427,156 was distributed to ACRT in 2000, thereby reducing ACRT’s contributed capital to $3,046,744.

The following is the summary balance sheet information of Triangle Plaza II, LLC as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Total Assets	$30,034,645	$30,370,348
Total Liabilities	26,403,187	26,287,340

The following is the summary income statement information of Triangle Plaza II, LLC for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Rental Revenue	$1,098,044	1,014,022	$3,442,271	3,253,413
Interest and Other income	267	892	862	3,826
Operating Expenses	212,275	218,040	788,797	678,411
Interest Expense	481,520	486,867	1,438,155	1,448,533
Depreciation and Amortization	177,723	177,723	533,169	533,169
Net Income	226,793	132,284	683,012	597,126

5.	INVESTMENT IN FORT WASHINGTON

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

ACRT will earn a 12% preferred return on its investment in Fort Washington from the date of investment in the form of distributions and, after a similar preferred return to the other partners, will receive 50% of the remaining distributable cash flow. There were no distributions made on this investment in 2003. As of September 30, 2004, ACRT received distributions of $247,053.

The following is the summary balance sheet information of Fort Washington as of September 30, 2004 and as of December 31, 2003 :

	September 30, 2004	December 31, 2003
Total Assets	$6,271,827	$5,860,980
Total Liabilities	5,002,526	4,582,634

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the summary income statement information of Fort Washington for the three and nine months ended September 30, 2004. Due to the rent commencement date of January 2, 2004, there was no income statement activity for 2003.

	Three Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2004
Rental Revenue	$185,842	$557,813
Interest and Other income	2	47
Operating Expenses	6,305	22,862
Interest Expense	73,254	215,947
Depreciation and Amortization	27,746	81,776
Net Income	78,539	237,275

6.	INVESTMENT IN LEVITTOWN

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

ACRT will earn a 9% preferred return on its investment in Levittown in the form of distributions and, after a similar preferred return to the other limited partners, all distributions in excess of 9% are allocated 50% to the limited partners and 50% to Levittown ARC Residual Partners, of which ACRT owns 63%. ACRT has received $13,500 and $5,700 in distributions for the nine months ended September 30, 2004 and 2003, respectively.

The following is the summary balance sheet information of Levittown ARC, LP as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Total Assets	$3,390,353	$3,485,538
Total Liabilities	2,568,808	2,573,413

The following is the summary income statement information of Levittown ARC, LP for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Rental Revenue	$83,007	$87,117	$249,021	$191,545
Operating Expenses	5,793	8,099	16,854	14,015
Interest Expense	46,081	47,168	154,469	112,816
Depreciation and Amortization	34,155	33,888	102,465	74,002
Net Loss	(3,022)	(2,038)	(24,767)	(9,288)

7.	INVESTMENT IN ROCHELLE PARK PROPERTY

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

On April 1, 2003, the property was refinanced. The refinancing produced excess distributable capital proceeds of approximately $2,200,000, which were distributed to ACRT. ACRT has received $291,500 and $256,079 for the nine months ended September 30, 2004 and 2003, respectively.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is the combined summary balance sheet information of Rochelle ACRT 1 and 2’s 51% undivided interests as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Total Assets	$5,438,228	$5,350,644
Total Liabilities	5,729,333	5,824,183

The following is the combined summary income statement information of Rochelle ACRT 1 and 2’s 51% undivided interests for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Rental Revenue	$290,398	$267,562	$854,623	$545,542
Loss on Interest Rate Cap	62,032	—	31,103	—
Operating Expenses	110,926	119,882	306,810	204,048
Interest Expense	84,729	68,021	189,034	130,599
Depreciation and Amortization	40,081	40,081	120,242	107,924
Net Income (Loss)	(7,370)	39,578	207,434	102,971

8.	INVESTMENT IN PARAMUS PROPERTY

On May 21, 2003, ACRT acquired, through Paramus ACRT, LLC (a wholly owned subsidiary), a 40% undivided interest in a 154,768 square foot retail and warehouse property located in Paramus, New Jersey for $2,400,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. The property is leased to Baby’s R Us, Levitz Furniture and Wade Odell Wade Padded Van Services. ACRT has received $164,786 and $170,000 in distributions for the nine months ended September 30, 2004 and 2003, respectively.

The following is the summary balance sheet information of the Paramus ACRT’s 40% undivided interest as of September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Total Assets	$8,261,348	$8,358,327
Total Liabilities	5,842,348	5,884,331

The following is the summary income statement information of the Paramus ACRT’s 40% undivided interest for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Rental Revenue	$248,794	$235,977	$714,503	$346,849
Operating Expenses	40,841	34,991	98,636	61,168
Interest Expense	111,547	112,603	333,019	160,415
Depreciation and Amortization	45,102	40,685	135,306	54,247
Net Income	51,304	47,698	147,542	71,019

9.	INVESTMENT IN WILLOW GROVE

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2004 Willow Grove ACRT has made loans totaling $550,000 under this agreement (Note 20). This amount is included in notes receivable on the accompanying consolidated balance sheets. All interest payments are current and Willow Grove ACRT has received interest payments of $20,189 for the nine months ended September 30, 2004.

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

ACRT’s investment in ARC International includes an acquisition fee of $62,655 paid to an affiliate of ACRT, which is not reflected in the underlying equity of ARC International. This amount is being amortized over the estimated useful life of the underlying asset, which is 39 years.

ACRT will earn a 9.0% return on its investment in ARC International in the form of distributions. ACRT has received $30,975 in distributions for the nine months ended September 30, 2004.

The following is the summary balance sheet information of ARC International as of September 30, 2004:

September 30, 2004
Total Assets	$20,062,275
Total Liabilities	12,455,821

The following is the summary income statement information of ARC International for the three and nine months ended September 30, 2004:

	Three Months Ended Sept. 30, 2004	Nine Months Ended Sept. 30, 2004
Rental Revenue	$448,000	$896,534
Operating Expenses	24,184	47,890
Interest Expense	215,377	433,999
Depreciation and Amortization	78,688	157,374
Net Income	129,751	257,271

11.	INTEGRAL NOTE RECEIVABLE

On December 31, 2003, Montgomeryville 309 Associates, LP (“Montgomeryville 309”), a wholly owned subsidiary of ACRT, in connection with its purchase of the property located in Montgomeryville, Pennsylvania entered into a note agreement with Integral Development Associates (“Integral”), the seller of the property. Under the terms of the note agreement, Montgomeryville 309 loaned Integral $645,000 at an interest rate of 12% per annum, which is secured by certain other property owned by Integral. The loan matures on January 1, 2006 and interest is payable monthly starting July 1, 2004 (which shall include all accrued but unpaid interest through June 30, 2004). For the nine months ended September 30, 2004, $56,619 in interest has been paid under this note.

On September 24, 2004 the principal on the note of $645,000, together with all outstanding interest, was repaid by Integral.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

For the nine months ended September 30, 2004 and 2003, ACRT incurred the following fees and reimbursements payable to the Advisor:

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

Asset Management Fees - Asset management fees of $518,513 and $418,201for the nine months ended September 30, 2004 and 2003 respectively, were incurred and are payable to the advisor of ACRT. The annual asset management fee is equal to 1% of the first $36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). For assets in excess of the first $36,049,000, the asset management fee is equal to 0.5% of the ACRT’s average invested assets. Pursuant to the Advisory Agreement, beginning in 1999, average invested assets were subject to periodic valuation performed by a third party (as defined in the Advisory Agreement).

Unpaid asset management fees included in due to related parties on the consolidated balance sheets were $174,619 and $88,531 at September 30, 2004 and December 31, 2003, respectively.

Disposition Fee - There were no disposition fees incurred for the nine months ended September 30, 2004 and 2003. The disposition fee is generally equal to 3% of the contract sales price.

Stock Ownership - As of September 30, 2004, principals of the Advisor owned 44,760 shares of Class A Common Stock, which represents approximately 1.4% of the outstanding shares of Class A Common Stock of ACRT. The total amounts purchased, net of commissions, were $414,030.

Miscellaneous - ACRT agreed to reimburse the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. These reimbursements totaled $11,250 for the nine months ended September 30, 2004 and 2003, and are included in professional expenses on the accompanying consolidated statements of income.

13.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of September 30, 2004 are as follows:

2004	$1,417,463
2005	5,987,427
2006	6,075,207
2007	6,140,974
2008	6,023,122
Thereafter	31,583,791

$57,227,984

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the nine months ended September 30, 2004 and 2003 the following tenants accounted for greater than 10% of rental revenues:

	2004	2003
Sports Authority	13.6%	14.3%
Bed, Bath and Beyond	11.7	12.1
Barnes and Noble	10.0	—
CaroMont Medical	10.4	10.9

14.	MORTGAGES PAYABLE

ACRT entered into or assumed fixed rate mortgages totaling $18,830,543 and $19,165,806 at September 30, 2004 and at December 31, 2003, respectively. These mortgages are secured by the respective properties with a total net book value of $21,941,202 and $22,298,000 at September 30, 2004 and at December 31, 2003, respectively.

The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

ACRT entered into variable rate mortgages totaling $13,724,179 and $8,613,071 at September 30, 2004 and December 31, 2003, respectively. The mortgages carry variable interest rates of 206, 220 and 225 basis points over LIBOR (1.6875 % at September 30, 2004). The variable rate mortgages are secured by three properties with a combined net book value of $19,632,618 at September 30, 2004 and two properties with a combined net book value of $9,831,000 at December 31, 2003.

At September 30, 2004, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2004	$175,637	—	$175,637
2005	808,429	—	808,429
2006	719,605	$8,227,954	8,947,559
2007	732,546	3,820,638	4,553,184
2008	648,245	—	648,245
Thereafter	2,508,035	14,913,633	17,421,668

	$5,592,497	$26,962,225	$32,554,722

15.	DERIVATIVE INSTRUMENTS

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 14), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $16,416 and $52,513, as of September 30, 2004 and December 31, 2003, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of $36,097 has been recorded as a loss, and included in loss on interest rate cap, net, on the accompanying consolidated statements of income for the nine months ended September 30, 2004.

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 (Note 14), ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap is coterminous with the mortgage loan. The cap, which terminates on March 1, 2007, is for the notional amount of $2,650,000. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. As of September 30, 2004, the carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $39,826 based on information supplied by the counter party to the cap contract and the change in the fair value of the interest rate cap of $16,674 has been recorded as a loss, and is included in loss on interest rate cap, net on the accompanying consolidated statement of income for the nine months ended September 30, 2004. The impact of the interest rate swap was not material to the consolidated financial statements.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	LINES OF CREDIT

On April 1, 2003, ACRT renewed and converted its two credit facility agreements into a single credit facility. The new credit facility agreement totals $5,500,000 and replaces the previous credit facility agreements, which had total amounts available of $6,500,000. Interest is payable at LIBOR plus 2% on the new credit facility and ACRT is also required to pay a commitment fee equal to 0.5% per annum on the unused portion of the commitment. The new facility is for a period of three years and amounts available are reduced by $125,000 per quarter from its inception.

On April 30, 2004, with the sale of the Memphis, Tennessee property leased to Federal Express, the credit facility was reduced by $1,652,387 which represented the collateral value of this property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150.

The total amount available under this facility at September 30, 2004, after quarterly amortization and the sale of the Memphis property, is $3,179,315 and $1,847,613 has been drawn leaving a balance available for use of $1,331,702 at September 30, 2004.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at September 30, 2004 was $5,475,000 and $0 was drawn, leaving a balance available for use of $5,475,000 at September 30, 2004.

17.	CREDIT EVENTS

On July 11, 2001, Sears Homelife, the tenant of the San Antonio, Texas property, ceased operations nationwide and filed for Chapter 11 bankruptcy protection. The lease on the San Antonio property was assigned to Sears Homelife in 1998, with the provision that Sears, Roebuck and Co. (in whose name the original lease was executed) would still be responsible for all obligations under the lease in the event of default by Sears Homelife. The lease expires in 2010. ACRT has taken the necessary steps to collect the rent under the guarantee and enforce this provision under the lease assignment. In November 2003, Sears, Roebuck and Co. subleased this property to BEL Furniture Co. for the remainder of the original lease term. As of September 30, 2004, all rents due were paid.

In 2003, Kids R Us announced it would cease operations. ACRT, through a lease with Toys R Us, leases 18,961 square feet to Kids R Us at its New York City property. Kids R Us closed this Kids R Us location on May 1, 2004 and is currently negotiating to sublease this location to a national pet supply company. As of September 30, 2004, all rents and reimbursements were current under this lease.

18.	CLASS B COMMON STOCK

In 2004, ACRT approved dividends to the holders of Class B common stock for the year ending 2003. The dividends, totaling $118,077, were accrued but not paid as of September 30, 2004.

19.	LEGAL MATTER

On August 22, 2004, ACRT was named as a defendant in a suit involving the tenant in the Rochelle Park, NJ property. The tenant’s suit claims, among other issues, that they were not given proper notice to effect their right of first refusal in connection with the tenant-in-common sale of a portion of the property in March of 2003. Management, after consultation with legal counsel, believes it is too early to determine the outcome of this lawsuit. Accordingly, the accompanying financial statements do not include any adjustments related to this matter.

20.	SUBSEQUENT EVENTS

On October 5, 2004, the operating agreement with Willow Grove, LLC was amended to increase the maximum loan amount to $650,000. All other terms and conditions set forth in the original agreement remain unchanged. On October 6, 2004, $100,000 was paid to Willow Grove LLC bringing the loan amount to $650,000.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 21, 2004, the operating agreement with Willow Grove, LLC was further amended to increase the maximum loan amount to $800,000. On October 22, 2004, $80,000 was paid to Willow Grove LLC leaving $70,000 available to Willow Grove LLC for future draws.

On October 31, 2004, ACRT issued a quarterly cash dividend of $763,577 to Class A shareholders of record as of September 30, 2004.

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

As of September 30, 2004, ACRT owned or had interests in 18 real estate properties encompassing 1,071,266 rentable square feet.

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

During the nine months ended September 30, 2004, ACRT purchased two retail properties, including an equity method investment in one property, totaling 92,743 rentable square feet for $7,758,000 and sold one property, for net cash proceeds of $2.3 million.

ACRT’s $5.5 million variable rate secured line-of-credit facility, which is scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to 0.5% per year on the unused portion of the commitment. On April 30, 2004, with the sale of the Memphis, Tennesse property leased to Federal Express, the credit facility was reduced by $1,652,387 which represented the collateral value of the Memphis property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. The total amount available under this facility at September 30, 2004, after quarterly amortization and the sale of the Memphis property, is $3,179,315 and $1,847,613 has been drawn leaving a balance available for use of $1,331,702 at September 30, 2004.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 2.25% and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at September 30, 2004 was $5,475,000 and $0 was drawn, leaving a balance available for use of $5,475,000 at September 30, 2004.

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

Dividends paid to common shareholders increased to $2.212 million in 2004, compared to $1.298 million in the first nine months of 2003. The increase is due both to the number of outstanding shares and an increase in the dividend rate during the second half of 2003. In 2004, ACRT approved dividends to the Class B shareholders for the year ending 2003. The dividends were accrued but not paid as of September 30, 2004.

ACRT believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in compliance with REIT requirements in both the short and long-term. In addition, ACRT anticipates that cash on hand and borrowings under its secured credit facilities will provide the necessary capital for its operations. Cash flows from operations as reported in the consolidated statements of cash flows were $1.601 million and $1.637 million for 2004 and 2003, respectively. The cash flows were virtually unchanged reflecting higher revenues from the additional properties under ownership in 2004, offset by higher professional expenses in 2004 due to increased costs associated with SEC reporting requirements.

Net cash used in investing activities was $4.841 million in 2004 and $2.479 million in 2003. Net cash used in investing activities is related primarily to investments in real estate properties, investments in joint ventures or sales of same. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities was $2.148 million in 2004 and $3.202 million in 2003. Cash provided by financing activities during each period was primarily attributable to proceeds from equity offerings, mortgage financings, and advances under the secured credit facility. Net cash used was for repayments under the secured credit facility, dividends paid and debt service payments.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of September 30, 2004, a total of eight of ACRT’s thirteen consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $32.555 million, including $13.7 million in variable interest rate mortgages. As of September 30, 2004, the weighted averaged interest rate on ACRT’s outstanding mortgages was 6.26%. The scheduled principal payments for the next five years are as follows:

2004	$175,637
2005	808,429
2006	719,605
2007	732,546
2008	648,245

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2004	$—
2005	—
2006	8,227,954
2007	3,820,638
2008	—

The interest rates on ACRT’s outstanding indebtedness range from 3.68% (variable rate at September 30, 2004) to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, have amounts available under its secured credit facility or obtain access to other capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

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

Results of Operations for the Three Months September 30, 2004 and 2003

Selected Income Statement Data	2004	2003	Favorable (Unfavorable) 2004-2003
	(Dollars in thousands)
Rental revenues	$2,052	$1,331	$721
Interest income	38	12	26
Miscellaneous income	—	13	(13)
Equity in income of unconsolidated subsidiaries and undivided interests	229	193	36
Interest expense	559	490	(69)
Depreciation and amortization expense	325	224	(101)
Management fees-affiliate	175	145	(30)
Real estate taxes	503	148	(355)
Property operating expenses	136	110	(26)
General and administrative taxes	40	38	(2)
Stock based compensation	112	—	(112)
Professional expenses	157	10	(147)
Other expenses	56	108	52
Minority interest in earnings of subsidiaries	30	34	4
Income from discontinued operations	0	56	(56)
Net income	226	298	(72)

The impact of the additional properties purchased in 2003 and 2004 account for the majority of the variances for the three months ended September 30, 2004 and 2003. Rental revenues increased by $408,000 which is attributable to the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004, respectively and to $276,000 in accruals for real estate taxes, for certain properties not recorded in 2003 and slightly higher common area maintenance billings. Interest income increased by $26,000 due to the payment of interest on the Montgomeryville and the Willow Grove note. Miscellaneous income decreased by $13,000 due to right of way settlement receiving involving the Marietta, Georgia property received in 2003. Equity in income of unconsolidated subsidiaries and undivided interests increased by $36,000 due to a $39,000 increase from the Fort Washington property which was under construction in 2003 and did not start receiving rent until 2004, a $14,000 increase from the ARC International Fund II property which was purchased on March 31, 2004 and a $37,000 increase from Triangle Plaza due to scheduled rent increases, offset by a $54,000 decrease from the Rochelle Park property due mainly to losses on the interest rate cap.

Interest expense increased by $69,000, which is mainly attributable to the interest payments on the Philadelphia property mortgage which was purchased in March of 2004.

Depreciation and amortization expense increased by $101,000 due to the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004, respectively.

Management fees-affiliate increased by $30,000 which is mainly attributable to additional properties purchased in 2003 and 2004. Real estate taxes increased by $355,000 of which $298,000 is due to additional real estate tax expense and $57,000 is due the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004, respectively. Property operating expenses increased by $26,000, which is mainly due to the additional properties purchased in 2003 and 2004.

Stock based compensation of $112,167 was recorded in 2004 due to modifications made to the 1997 Stock Option Plan.

Professional expenses increased by $147,000 due to higher accounting and legal fees attributable to SEC reporting requirements and to higher transfer agent fees and SEC EDGAR reporting fees.

Other expenses decreased by $52,000 due to a $78,000 lower loss on minority interest receivable write-offs, offset by $26,000 higher loss on interest rate caps and slightly lower state tax expense.

Minority interest in earnings of subsidiaries decreased by $4,000 due to slightly lower income from the joint venture properties. Income from discontinued operations deceased by $56,000 due to the sale of the property on April 30, 2004.

Results of Operations for the Nine Months September 30, 2004 and 2003

Selected Income Statement Data	2004	2003	Favorable (Unfavorable) 2004-2003
	(Dollars in thousands)
Rental revenues	$5,123	$4,337	$786
Interest income	116	38	78
Miscellaneous income	—	52	(52)
Equity in income of unconsolidated subsidiaries and undivided interests	876	537	339
Interest expense	1616	1624	8
Depreciation and amortization expense	915	731	(184)
Management fees-affiliate	518	418	(100)
Real estate taxes	565	250	(315)
Property operating expenses	369	389	20
General and administrative taxes	159	108	(51)
Stock based compensation	187	—	(187)
Professional expenses	312	36	(276)
Other expenses	120	177	57
Minority interest in earnings of subsidiaries	138	200	62
Income from discontinued operations	32	171	(139)
Net income	1,248	1,202	46

The impact of the deconsolidation of the Rochelle Park property, which occurred on April 1, 2003 and the additional properties purchased in 2003 and 2004 account for the majority of the variances for the nine months ended September 30, 2004 and 2003. Rental revenues increased by $786,000 of which $1,042,000 is attributable to the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004 respectively, $276,000 in accruals for real estate taxes offset by $530,000 due to the Rochelle Park deconsolidation. Interest income increased by $78,000 due to the payment of interest on the Montgomeryville and Willow Grove notes. Miscellaneous income decreased by $52,000 due to a non-recurring insurance settlement in 2003 and a right of way settlement received involving the Marietta, Georgia property. Equity in income of unconsolidated subsidiaries and undivided interests increased by $339,000 due to a $97,000 increase in income from the Rochelle Park property, a $77,000 increase from the Paramus property which was purchased in May of 2003, a $119,000 increase in income from the Fort Washington property which was under construction in 2003 and did not start receiving rent until 2004, a $29,000 increase from the ARC International Fund II property which was purchased on March 31, 2004 and by a $33,000 increase from Triangle Plaza due mainly to scheduled rent increases.

Interest expense decreased by $8,000, of which $140,000 is attributable to the Rochelle Park deconsolidation and $32,000 due to the shifting of interest to principal over the life of the mortgages, offset by a $164,000 increase attributable to the Philadelphia property mortgage and to slightly higher interest rates on the secured line of credit facilities in 2004.

Depreciation and amortization expense increased by $184,000, of which $268,000 is attributable to the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004 respectively, and higher amortization of mortgage and finance costs, offset by $84,000 due to the Rochelle Park deconsolidation.

Management fees-affiliate increased by $100,000 which is mainly attributable to additional properties purchased in the second half of 2003 and in 2004. Real estate taxes increased by $315,000 due mainly to $298,000 in additional real estate tax expense, $84,000 due to the Montgomeryville and Philadelphia properties offset by $54,000 to the deconsolidation of the Rochelle Park property and a $12,000 tax appeal refund on the Memphis property. Property operating expenses decreased by $20,000, of which $168,000 is due to the deconsolidation of the Rochelle Park property, offset by $148,000 additional property operating expenses for the properties purchased in 2003 and 2004 and higher parking lot and access road repairs at the Overland Park, Kansas property.

General and administrative expenses increased by $51,000 due mainly to $8,000 higher board of directors fees due to an increase in fees and an additional board meeting in June 2004, $14,000 higher travel expenses due to the additional board meeting and business related travel, and a $29,000 increase in Directors and Officers’ liability insurance, stationary and printing and miscellaneous.

Stock based compensation of $187,000 was recorded in 2004 due to modifications made to the 1997 Stock Option Plan.

Professional expenses increased by $276,000 due to $203,000 higher accounting fees attributable to SEC reporting requirements and $50,000 of legal fees associated with trademark protection and SEC reporting requirements, $14,000 due to higher tranfer agent fees and $9,000 due to charges for SEC EDGAR reporting.

Other expenses decreased by $57,000 due mainly to the lower write-off of minority interest receivable.

Minority interest in earnings of subsidiaries decreased by $62,000 due to the deconsolidation of the Rochelle Park property and slightly lower income on the remaining joint venture properties. Income from discontinued operations decreased by $139,000 due to the sale of the Memphis, Tennessee property leased to Federal Express Corp. on April 30, 2004 and to the $52,000 impairment charge taken on the property prior to the sale.

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

The following table reflects the calculation of ACRT’s FFO and cash flow activities for the nine months ended September 30, 2004 and 2003.

	2004	2003
	(In thousands)
Income from continuing operations before minority interest	$1,354	$1,231
Depreciation and amortization of real estate	820	731
Amortization of leasing commissions	11	11
Joint venture adjustment-depreciation and amortization of real estate	437	270
Joint venture adjustment-amortization of leasing commissions	17	17

Funds from Operations	2,639	2,260
Cash flow from operating activities	1,601	1,637
Cash flow used in investing activities	(4,841)	(2,479)
Cash flow provided by financing activities	2,148	3,202

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At September 30, 2004, ACRT had three variable rate mortgages outstanding totaling $13.7 million. These mortgages bear interest at LIBOR plus 206 basis points (3.71 % per year on $4.219 million), LIBOR plus 225 basis points (3.90 % per year on $4.233 million) and LIBOR plus 220 basis points (3.85 % per year on $5.272 million). Had the LIBOR rate been 100 basis points higher during the nine months ended September 30, 2004, ACRT’s net income would have been reduced by approximately $103,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.219 million mortgage balance at September 30, 2004, which effectively caps the LIBOR rate at 7.45% per year and 50% of the notional amount of the $5.272 million mortgage balance at September 30, 2004, which effectively caps the LIBOR rate of 9.2% per year.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. ACRT’s management, with the participation of ACRT’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of ACRT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, ACRT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACRT’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b)	Internal Control Over Reporting. There have not been any changes in ACRT’s internal control over financial reporting during the third quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACRT’s internal control over reporting.

PART II-OTHER INFORMATION

ITEM 1.	Legal Proceedings-ACRT is the defendant in a suit involving the tenant in the Rochelle Park, NJ property. The tenant’s suit claims, among other issues, that they were not given proper notice to effect their right of first refusal in connection with the tenant-in-common sale of a portion of the property in March of 2003. Management, after consultation with legal counsel, believes it is too early to determine the outcome of this lawsuit.

ITEM 2.	Changes in Securities and Use of Proceeds-not applicable

ITEM 3.	Defaults Upon Senior Securities-not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders-not applicable

ITEM 5.	Other information-not applicable

ITEM 6.	Exhibits and Reports

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of November, 2004.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Chief Financial Officer