Form 10-K
period 2004-12-31
ARC CORPORATE REALTY TRUST INC
filed 2005-03-15
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50727

ARC CORPORATE REALTY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland	22-3247622
(State of Organization)	(I.R.S. Employer Identification Number)

1401 Broad Street Clifton, New Jersey	07013
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (973) 249-1000

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d ) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 15, 2005, the aggregate market value of shares of Class A Common Stock held by non affiliates of the registrant was $37,560,936.

The number of shares of the registrant’s shares of Class A common stock, $.001 par value, outstanding as of March 15, 2005 was 3,181,540.

PART I

ITEM 1. BUSINESS

Cautionary Statements Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or the negative of these words or other similar words or terms. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically, adverse developments with respect to our tenants, legislative/regulatory changes including changes to laws governing the taxation of REITs, availability of debt and equity capital, interest rates, competition, supply and demand for properties in our current and proposed market areas and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating any forward-looking statements contained in this Form 10-K.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K may not occur and our actual results could differ materially from those anticipated or implied in the forward-looking statements.

General

ARC Corporate Realty Trust®, Inc., a Maryland corporation (“ACRT”), was formed in June 1993 and qualifies to be taxed as a real estate investment trust (“REIT”) under federal tax laws. ACRT is managed by its advisor, ARC Capital Advisors, L.P., an affiliate of Mr. Ambrosi, ACRT’s Chairman, President and a director. The advisor performs services for ACRT pursuant to the terms of an advisory agreement. Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The advisor also performs and supervises the various administrative duties of ACRT, such as maintaining its books and records.

Business Strategy

ACRT’s principal business strategy is the acquisition of credit lease properties throughout the United States. Credit lease properties are general purpose retail, office and industrial properties which are each leased to one or more creditworthy tenants under a long term lease. The leases require tenants to pay most or all of the operating costs of the property, including, but not limited to, real estate taxes and insurance, and generally provide for periodic fixed increases in base rent or additional rent based on some index tied to inflation or a percentage of tenant sales.

Each investment is secured by both the direct corporate obligation of the creditworthy tenant as well as the underlying value of the real estate.

Acquisitions are carefully selected and are diversified with respect to property type, tenant, industry segment and geographic location. Lease expirations and debt maturities have been strategically staggered.

ACRT pursues three primary acquisition strategies:

(1) acquiring properties subject to existing leases;

(2) cooperating with creditworthy companies or developers on build-to-suit transactions; and

(3) structuring purchase-leaseback transactions with creditworthy companies.

Acquisitions are made directly or through investments in joint ventures, partnerships or other real estate companies. ACRT may also lend money or structure a transaction in a way that will be treated legally as a loan by ACRT and be secured by the underlying value of the real estate.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 22 properties and a limited partnership interest in an entity that owns a property. The gross purchase price, including assumed debt, is approximately $77.8 million, a portion of which will be paid to other parties who are either joint venture partners, minority interest holders or tenants in common of certain of the properties included in the transaction.

On February 2, 2005, ACRT entered into an amendment to the Agreement. The amendment provides for, among other items, (1) a reduction in the purchase price to approximately $65.2 million, subject to further adjustment, (2) the removal of certain assets from the transaction provided for in the Agreement, (3) elimination of a potential participation in revenue at one of the properties, and (4) the termination of the purchaser’s right to terminate the Agreement based upon its due diligence investigation. The properties and investments included in the amended Agreement are:

Montgomeryville, PA	Marietta, GA
Norcross, GA	Lilburn, GA
Overland Park, KS	San Antonio, TX
Wichita, KS	Plymouth, IN
Sacramento, CA	Memphis, TN
Levittown, PA (partnership interest)

ACRT anticipates that the sale of these properties and investment will close in the first half of 2005, subject to shareholder approval. Based on the current sales price in the amended Agreement, ACRT anticipates that the properties will be sold for an amount in excess of their combined carrying amounts and, therefore, will result in a gain for financial reporting purposes.

In addition to the above, during 2005, ACRT entered into various contracts to sell additional properties and investments not included in the above Agreement as amended. The purchasers of these properties include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	Philadelphia, PA
Paramus, NJ (partnership interest)	New York, NY (partnership interest)

On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000.

ACRT anticipates that the sale of these properties and investments will close in the first half of 2005. Based on the current sales prices, ACRT anticipates that all properties and investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

Financing Strategy

ACRT acquires property on an all-cash basis, by borrowing a portion of the purchase price through non-recourse, long-term fixed rate financing or by drawing upon ACRT’s secured credit facility. Long-term fixed rate financing will generally approximate 65% of the purchase price. ACRT believes that leverage will enhance shareholder returns and is appropriate for credit lease properties because the income has historically been reliable and predictable. Aggregate borrowings may not exceed 75% of the value of all properties, as determined by ACRT, unless such excess is approved by a majority of the Independent Directors.

ACRT intends to hold its properties for an extended time (generally, at least five years), but may sell earlier if ACRT concludes that it would be advantageous to ACRT and the shareholders to do so.

Other

ACRT operates in one industry segment, investments in credit lease properties.

ITEM 2. PROPERTIES

As of December 31, 2004, ACRT had 29 leases with credit tenants in 22 properties located within, or in a suburb of, the following markets: Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee; New York City, New York; Rochelle Park, New Jersey; Paramus, New Jersey; Woodcliff Lake, New Jersey; Philadelphia, Pennsylvania; Fort Washington, Pennsylvania; Levittown, Pennsylvania; Kansas City, Kansas (Overland Park, Kansas); Plymouth, Indiana; Wichita, Kansas; San Antonio, Texas; and Sacramento, California.

The following is a summary of ACRT’s properties as of December 31, 2004. The 2004 Annual Base Rent represents the cash rents received for the year ended December 31, 2004. For additional information, see “Description of Properties.”

Tenant	Location	Type	Square Footage	2004 Cash Rent Received (1)	Primary Lease Term Expiration	Extension Options Through
AT&T Wireless	Norcross, GA	Office	22,359	$257,017	2008	None
A.C. Moore(8)	Montgomeryville, PA	Retail	25,497	236,035	2013	2028
Babies R Us	Paramus, NJ	Retail	39,220	253,110	2018	2043
Barnes and Noble(6)	Philadelphia, PA	Retail	22,743	511,343	2017	2027
BCBSS	Rochelle Park, NJ	Office	80,000	889,950	2014	None
Bed Bath & Beyond	Overland Park, KS	Retail	50,028	316,111	2011	2026
Borders Books	Overland Park, KS	Retail	30,000	177,123	2011	2036
CaroMont(2)	Charlotte, NC area	Office	45,430	589,568	2015	2035
Circuit City	Wichita, KS	Retail	37,591	284,145	2017	2042
GART Sports(4)	Sacramento, CA	Retail	40,145	462,250	2015	2035
Giant Food, Inc.	Levittown, PA	Retail	40,100	66,406	2007	None
Great Atlantic & Pacific Tea Co. (7)	Woodcliff Lake, NJ	Retail	70,000	143,893	2021	2061
Hollywood Video	Marietta, GA	Retail	7,488	154,388	2011	2021
L.A. Fitness(5)	Fort Washington, PA	Retail	41,000	369,803	2018	2033
Levitz Furniture	Paramus, NJ	Retail	91,103	468,021	2019	None
National Amusements, Inc.	New York, NY	Retail	74,282	802,891	2019	2044
OfficeMax	Lilburn, GA	Retail	23,532	229,437	2016	2036
OfficeMax	Wichita, KS	Retail	30,446	205,237	2012	2037
Sears	San Antonio, TX	Retail	34,414	306,285	2010	2020
The Sports Authority(4)	Lilburn, GA	Retail	43,393	357,992	2016	2036
Thomasville Furniture(9)	Montgomeryville, PA	Retail	15,544	217,402	2013	2023
Toys R Us(3)	New York, NY	Retail	63,702	433,174	2019	2039
United Technologies, Inc.	Plymouth, IN	Indus.	105,600	359,250	2010	2015
Wade Odell Wade	Paramus, NJ	Warehouse	23,355	70,005	2007	None
Walgreens Co. (3)	Memphis, TN	Retail	14,294	158,775	2012	2042

TOTAL:			1,071,266	$8,319,611

(1)	Represents ACRT’s share of the cash rent received as of December 31, 2004. ACRT only owns partial interests in the following properties: BCBSS (51%); Bed Bath & Beyond (49.95%); Borders Books (49.95%); Circuit City (70%); Great Atlantic and Pacific Tea Co. (11.2%); LA Fitness (50%); National Amusements Inc. (40%); OfficeMax (70%); Toys R Us (40%); Levitz Furniture (40%); Babies R Us (40%); Wade Odell Wade (40%); and Giant Food (20%).
(2)	Four locations in the greater Charlotte, North Carolina area.
(3)	Contains two leases.
(4)	In 2003, GART Sports and The Sports Authority merged.
(5)	Rental payments of $370,800 per year began January 2, 2004.
(6)	Property was purchased on March 4, 2004. Cash rent received for 2004 is from purchase date through December 31, 2004.
(7)	Partnership interest was purchased on March 31, 2004. Cash rent received for 2004 is from purchase date through December 31, 2004.
(8)	Cash rent received is net of $187,500 rent credit for initial lease year.
(9)	Cash rent received for 2004 is from rent commencement date of February 15, 2004.

Description of Properties

A.C. Moore and Thomasville Furniture/Montgomery Property

Description. The Montgomeryville property is located in Montgomeryville, Pennsylvania at Route 309 and Stump Road and is located directly in front of a 500,000 square foot shopping center anchored by Target, Giant Food, Barnes and Noble, Comp USA and Bed Bath and Beyond, effectively making it an out parcel to this larger development. The property is approximately 62% leased to A.C. Moore for an initial term of 10 years and approximately 38% leased to Thomasville Furniture for an initial term of 10 years. A.C. Moore occupies 25,497 square feet and Thomasville Furniture occupies 15,544 square feet. The property is a 41,041 square foot retail facility on approximately 3.2 acres of land and was constructed in 2003. Parking is provided for approximately 180 spaces.

A.C. Moore Lease. The property is approximately 62% leased to A.C. Moore for use as a retail facility. The initial term of the 10 year lease commenced in January 2004 and expires in December 2013. The tenant has four successive options to extend the term for additional periods of five years each. Base rent for the initial term is $433,449 per year. During the first year of the initial term the tenant receives a rent credit of $187,500. Base rent increases by approximately 5% for the first option period and approximately 10% for each subsequent option period. Tenant must maintain casualty and liability insurance. The tenant must reimburse ACRT for its pro rata share of real estate taxes and common area charges. ACRT is responsible for roof, roof drainage, exterior walls and structure.

Thomasville Lease. The property is approximately 38% leased to Thomasville for use as a retail facility. The initial term of the 10 year lease commenced in January 2004 and expires in December 2013. The tenant has 2 successive options to extend the term for additional periods of five years each. Base rent for the first five years of the initial term is $248,868 per year and increases to $273,750 per year for the last five years of the initial term. The base rent increases to $301,125 and $331,300 per year for the first and second option periods, respectively. Tenant must maintain casualty and liability insurance. The tenant must reimburse ACRT for its pro rata share of real estate taxes and common area charges. ACRT is responsible for roof, HVAC, structure and slab.

Acquisition. On December 31, 2003, ACRT, through a wholly owned subsidiary, acquired the property for an aggregate purchase price of $6,900,000.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

AT&T Wireless/Norcross (Atlanta) Property

Description. The property is located within the Oakbrook Business Park in Norcross (Atlanta), Georgia, and is leased to AT&T Wireless PCS, Inc. for an initial term of 12 years. The building is a 22,359 square foot one-story brick, masonry and glass structure that was constructed in 1996 on approximately two acres of land. Parking is provided for 57 spaces.

Lease. The property is 100% leased to AT&T Wireless PCS, Inc., a wholly owned subsidiary of AT&T Corporation, for an initial term of 12 years for general office purposes. The initial term of the lease commenced in June 1996 and expires in May 2008. The base rent is $212,411 and the rent increases approximately 10% every three years. The tenant is responsible for all real estate taxes, insurance, utilities and expenses of the building with the exception of roof and structural repairs.

Acquisition. On April 24, 1996, ACRT, through a wholly owned subsidiary, acquired the property for cash by purchasing the seller’s right to acquire the property for $1,800,750. The seller is an affiliate of ACRT and was established specifically for this transaction. The transaction and all of its material terms were approved by the Directors (including a majority of the Independent Directors).

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

BCBSS/Rochelle Park Property

Description. The property is located in Rochelle Park, New Jersey at the intersection of Route 17 and Passaic Street in the Park 17 Office Center. The location is approximately one-half mile from the intersection of Route 17, Route 4, the Garden State Parkway, and the Garden State Regional Mall. The property is leased to the Bergen County Board of Social Services (“BCBSS”) for an initial term of 19 years. The building was built in 1989 on 2.543 acres of land and contains three levels of office space, totaling 80,000 square feet and parking on two levels. Total parking on the premises is 312 spaces.

Lease. The property is 100% leased to the BCBSS for use as an office building. BCBSS is an independent corporate government agency established by Bergen County in 1932 to provide social services for Bergen County and is funded by the county, state and federal governments. The initial lease term of approximately 15 years commenced on October 1, 1989. However, pursuant to an amendment to the lease in 1993, the tenant exercised all of its renewal options so that the lease now expires on September 30, 2014. The rent was $1,540,000 per year through September 1999; is currently $1,820,000 per year through September 2009; and will be $1,840,000 per year through September 2014. The landlord was responsible for a refurbishment allowance in October 2004 not to exceed $500,000. The tenant is responsible for utilities, all operating expenses in excess of the base year amount of $190,565 and real estate taxes in excess of the base year amount of $105,271. The tenant has a right of first refusal with respect to a sale of the building.

Acquisition. In August 1995, ACRT acquired a 51% interest in Rochelle Park Investors, LP, a limited partnership which acquired the property from WLL Real Estate Limited Partnership on August 30, 1995, for a purchase price of $11,780,000. The general partner, Rochelle Park/GP, LLC, is an affiliate of the Advisor and is responsible for the day-to-day management of the partnership and works with the Advisor in managing the property. There is no duplication of fees paid to the general partner and Advisor in this regard. ACRT converted its ownership of the limited partnership to a 51% tenant-in-common interest in March 2003, which is accounted for under the equity method of accounting.

The partnership acquired the property with non-recourse financing of $8,500,000 at the rate of 8% per year with amortization over 22.17 years secured by the property. The loan matures on September 1, 2005.

In April 2003, ACRT became a party to a new variable rate mortgage totaling $11,500,000, of which ACRT’s share is 51%, and used the proceeds to repay the existing mortgage on the property. The new mortgage carries a variable interest rate at 205 basis points over the 30-day LIBOR and matures on April 2, 2008. In April 2003, ACRT became a party to an interest rate cap agreement and an interest rate swap transaction, which effectively caps 50% of the interest rate of the mortgage at 7.0% and fixes the other 50% of the interest rate at 5.4%. The refinancing resulted in approximately $2,300,000 of net proceeds to be distributed to ACRT to be used for working capital and investment purposes.

Proposed Transaction. On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. The transaction is expected to close in the first half of 2005.

Barnes and Noble/Philadelphia Pennsylvania, Property

Description. The property is located on approximately 0.4 acres on Rittenhouse Square between 18th and 17th Street in Philadelphia, Pennsylvania. The property is owned through a condominium ownership and is 100% leased under a long-term lease to Barnes and Noble Inc. The property was constructed in 1925, renovated in 1994 and is 22,743 square feet.

Lease. The initial lease term of 20 years commenced in 1997 and expires in March 2017. The rent per square foot for 2004 is $27.20. The tenant is responsible for its pro rata share of real estate taxes, insurance, utilities and expenses of the building. ACRT is responsible for structural repairs including roof, slab and foundation.

Acquisition. On March 4, 2004, ACRT, through a wholly owned subsidiary, acquired the property for a purchase price of $7,067,000. An option to purchase the property from the third party owner was originally held by an affiliate of the Chairman and President of ACRT. The purchase price included $1,000,000 which was paid to that affiliate by ACRT in connection with the assignment of the option to ACRT. The property was acquired using a $5,300,000 mortgage with interest at LIBOR plus 220 basis points and matures in March 2014. In addition, at the time of acquisition ACRT entered into an interest rate cap for 50% of the outstanding balance of the mortgage with M&T Bank, which effectively caps the interest rate at 9.2% and a interest swap on 50% of the outstanding balance of the mortgage at a fixed rate of 4.41%.

Proposed Transaction. ACRT expects to sell this property to an affiliate of the Advisor in the first half of 2005, as discussed in Item 1. Business Strategy above.

Borders Books and Bed Bath & Beyond/Overland Park Property

Description. The property is located at the intersection of 119th Street and Metcalf Avenue in Overland Park (Kansas City), Kansas, and is part of a shopping center which presently includes a Chili’s restaurant, a Boston Market restaurant, an Old Navy clothing store, an Ethan Allen furniture store and a multiplex movie theater. The property is 63% leased to Bed Bath and Beyond of Overland Park, Inc. for an initial term of 15 years and 37% leased to Border’s Inc. for an initial term of 15 years. Bed Bath & Beyond occupies 50,028 square feet and Borders Books occupies 30,000 square feet. The property is an 80,028 square foot retail facility on 7.168 acres of land and was constructed in 1995. Parking is provided for approximately 516 spaces.

Bed Bath & Beyond Lease. The property is approximately 63% leased to Bed Bath & Beyond of Overland Park, Inc. for use as a retail facility. The lease is guaranteed by the parent company, Bed Bath & Beyond, Inc. The initial lease term of 15 years commenced in August 1995 and expires in January 2011. The tenant has three successive options to extend the term of the lease for additional periods of five years each with rent increases of 10% for each five-year period. Base rent was $575,322 and the rent increased to $632,854 in year six and will increase to $695,889 in year eleven for the duration of the term. The tenant is responsible for maintenance of its premises. ACRT is responsible for structural elements including the roof, flashings, exterior walls and floor slab and all utility lines and connections servicing the premises but located outside thereof. Maintenance of HVAC systems was ACRT’s responsibility for the first twelve months and thereafter is the tenant’s sole responsibility. The tenant must pay its pro-rata share of common area charges and will reimburse ACRT for its pro-rata share of real estate taxes and insurance premiums. The tenant is responsible for all utility usage charges.

The tenant has been granted an exclusive with respect to several of the parcels comprising the shopping center for its sale of linens and domestics, bathroom accessories, housewares, home furnishings, wall and floor coverings, decorative accessories, closet and shelving systems, and other items typically sold in Bed Bath & Beyond stores. Other merchants in the parcels affected by the restrictions may sell the same items on an incidental basis.

Borders Inc. Lease. The property is 37% leased to Borders, Inc. for use as a retail facility. The lease to Borders, Inc. is guaranteed by the parent company, Borders Group Inc. The initial lease term of 15 years commenced in November 1995 and expires in January 2011. The tenant has five successive options to extend the term for additional periods of five years each with rent increases of 7.5% for each five year period. Initial base rent was $330,000 and the rent increased to $354,000 in year six and will increase to $381,000 in year eleven for the duration of the term. In addition, supplemental annual rent is paid to ACRT in repayment of an improvement allowance granted to the tenant at an interest rate of 10.5% per year over the initial term of the lease in equal monthly installments.

The tenant is responsible for maintenance of the premises with the exception of the roof, floor slab, parapets, flashing, outer walls, capital improvements, structural portions, and underground utility installations, electrical conduits and wire. The tenant must reimburse ACRT for the tenant’s pro-rata share of common area charges, real estate taxes and insurance premiums. With regard to common area maintenance and real estate taxes, the tenant received a “Most Favored Tenant” status whereby the tenant will receive the most favorable terms of any tenant on the property. The tenant is responsible for all utility charges.

The tenant has been granted an exclusive on the property for the sale of books, periodicals, video products and/or music products unless the subject matter is directly related but ancillary to the primary use of another tenant and not more than 100 square feet are devoted to the display of such items.

Acquisition. On August 20, 1996, ACRT acquired a 49.95% interest in TMD Development, L.L.C., a Kansas limited liability company (“TMD”), which owns the fee title to the property, for $1,223,503, subject to the first mortgage loan described below. The interest was acquired from three unaffiliated individuals who continue to own the remaining 50.05% of the TMD interests. ACRT has obtained the agreement of certain of the holders of the remaining interests that they will agree to vote with ACRT on certain matters affecting the property. The day-to-day management of the property is performed by an entity controlled by the members who control the remaining interests. ACRT has a right of first offer and right of first refusal if the remaining TMD members desire to sell all or a portion of the remaining interests.

The property was acquired subject to a mortgage which had a principal balance at the time of closing of $7,572,994. Interest is payable on outstanding principal at a rate of 7.78% per year and amortization is based upon a 30-year schedule. The loan matures in March 2006.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

CaroMont/Charlotte Area Properties

Description. The properties consist of four medical office buildings located in the Greater Charlotte, North Carolina metropolitan area. Specific information concerning the size, location and material lease terms are summarized in the table below. Each property is 100% leased to CaroMont Medical Group, Inc. for a term of 15 years. Each property consists of a single story building constructed from masonry and glass with a steel frame. Parking for each property meets or exceeds municipal requirements.

Leases. Each property is 100% leased to CaroMont Medical Group, Inc. for medical, dental and general office purposes pursuant to four separate leases. The leases commenced January 2001 and expire in December 2015. The rent shown below is net to ACRT as the tenant is responsible for all real estate taxes, insurance premiums, utilities and all other building operation expenses. The tenant is also responsible for performing all on-site maintenance of the properties.

The initial annual rent is increased by 1.5% in each subsequent year. Each lease offers the tenant two ten-year renewal options with the annual rental continuing to increase at the aforesaid specified rate.

Each lease grants the tenant an option to expand the building at a lease rate which is based upon prevailing interest rates, amortization schedules and ACRT’s cost of financing such expansion at the time the tenant exercises its expansion option. In the event the premises are expanded, ACRT has the right to extend the term of the particular lease so that a minimum of fifteen years remain on the term. The tenant has a right of first offer in the event ACRT wishes to sell a property.

Location	Lot Size (acres)	Building Size (s.f.)	Lease Term	2004 Annual Rent
2711 X-Ray Dr. CaroMont Hosp. Campus Gastonia, NC	3.38	18,654	15 years	$253,579

209 Park St. Belmont, NC	2.57	14,829	15 years	$186,076

700 N. Main St. Stanley, NC	3.12	8,323	15 years	$104,438

214 N. Cleveland Ave. Kings Mountain, NC	3.10	3,624	15 years	$45,475

Acquisition. In December 2000, ACRT, through separate wholly owned limited liability companies, acquired seven properties in a sale-leaseback transaction from the tenant, CaroMont Medical Group, Inc. and Gaston Memorial Hospital, Incorporated for an aggregate purchase price of $7,800,000.

Financing. On December 7, 2001, ACRT entered into a mortgage totaling $4,500,000. This mortgage carries a variable interest rate of 225 basis points over LIBOR and matures in December 2011.

Disposition. In 2001, ACRT sold three of the original seven properties for $1,724,206, net of closing costs and broker commissions.

Circuit City and OfficeMax/Wichita Property

Description. The property is located at the intersection of Kellogg Drive (Highway 54) and Ridge Road in Wichita, Kansas, and is part of a shopping center which presently includes a Kohl’s department store. The property is approximately 55% leased to Circuit City Stores, Inc. for an initial term of 20 years and approximately 45% leased to OfficeMax, Inc. for an initial term of 15 years. Circuit City occupies 37,591 square feet and OfficeMax occupies 30,446 square feet. The property is a 68,037 square foot retail facility on 5.92 acres of land and was constructed in 1996. Parking is provided for 574 spaces.

Circuit City Lease. The property is 55% leased to Circuit City for use as a retail facility. The initial lease term of approximately 20 years commenced in November 1996 and expires in January 2017. Tenant has five successive options to extend the term of the lease for additional periods of five years each. Initial base rent was $368,392 and the rent increased in year six to $405,983, and increases every five years thereafter by the lesser of 10% or the percentage increase in the Consumer Price Index. The increases to base rent during the renewal terms are determined by the same formula. The tenant is responsible for maintenance of its premises excluding the structural elements and roof. The tenant must also pay its pro-rata share of common area charges and will reimburse ACRT for its pro-rata share of real estate taxes. The tenant is responsible for all utility usage charges and insurance premiums.

The tenant has been granted an exclusive in the shopping center for the sale of consumer, office and automotive electronics products, computer hardware or software and entertainment media, cellular telephones, and household appliances, subject only to the rights of Kohl’s, a tenant in an adjacent shopping center not owned by ACRT.

OfficeMax Lease. The property is 45% leased to OfficeMax, Inc. to be used as a retail facility. The initial lease term of 15 years commenced in February 1997 and expires in January 2012. The tenant has five successive options to extend the term for additional periods of five years each. Initial base rent was $277,972 and the rent increased to $293,195 in year six and will increase to $308,418 in year eleven for the duration of the term. Rent during the extension periods increase approximately 4.7% for each five-year period. The tenant is responsible for maintenance of the premises with the exception of the roof, structural elements and parking lot repairs and in the final three years of the lease. ACRT is responsible for HVAC and sprinkler replacement. The tenant must reimburse ACRT for the tenant’s proportionate share of common area maintenance costs, insurance premiums and real estate taxes. With regard to special assessments, the tenant has a cap of $.16 per square foot and no liability for payments after 1999. The sellers agreed to fund any shortfall on account of the tenant’s cap on special assessments. See “Acquisition” below.

The tenant has been granted an exclusive in the shopping center for the sale of office, home office, school or business supplies or equipment; office furniture, electronics and copy center. The lease, however, recognizes the priority of Circuit City’s and Kohl’s pre-existing use. There is a possibility that the exclusive rights granted to OfficeMax against the portion of the shopping center occupied by Kohl’s would not be enforceable against a subsequent tenant occupying Kohl’s premises after a termination of the Kohl’s lease. In the event the OfficeMax exclusive is violated, tenant has the right to terminate the lease or pay a reduced rental. If this occurs, the sellers agreed to subordinate their right to distributions such that ACRT would get all of the cash flow from the property, including the seller’s portion thereof. See “—Acquisition.” OfficeMax also has a co-tenancy clause which allows it to pay a reduced rental in the event both Circuit City and Kohl’s no longer occupy the shopping center and no suitable replacement can be found.

Acquisition. On December 31, 1996, ACRT, through a wholly owned subsidiary, acquired a 70% interest in Rebox Development, L.L.C., a Kansas limited liability company (“Rebox”), which owns the fee title to the property, for $891,695, with ACRT taking title subject to the first mortgage loan described below. The interest was acquired from three unaffiliated individuals who continue to own the remaining 30% of the Rebox interests. ACRT has control over the disposition of Rebox’s assets and the property. The day-to-day management of the property is provided by an entity controlled by the sellers.

With respect to the OfficeMax lease, the sellers have agreed to fund to Rebox any amounts owed on account of special assessments in the event Rebox is unable to pass said costs through to OfficeMax. ACRT has a right of offset against distributions due to the sellers in the event the sellers fail to fund this obligation. The sellers have also agreed to subordinate their right to receive distributions in the event OfficeMax exercises certain of its rights with respect to its exclusive. ACRT has a right of first offer and right of first refusal if the sellers desire to sell all or a portion of their remaining interests.

The property was acquired subject to a first mortgage loan which has a principal balance of $4,900,000. Interest is payable on outstanding principal at a rate of 8.65% per year and amortization is based upon a 25-year schedule. The loan matures in March 2008, at which time a balloon payment of $3,734,983 will be required.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

Federal Express/Memphis Property

Description. The property is located in the MIAC Industrial Park at the intersection of Memphis International Airport Center Drive and Prescott Boulevard. The property is adjacent to Memphis International Airport and is approximately one-half mile from Federal Express World Headquarters. The property is 100% leased to Federal Express Corporation for an initial term of ten years. The property is a 30,000 square foot one-story brick, glass, and concrete tilt wall steel frame structure on 4.13 acres which was constructed in 1994. The paved parking area has 145 spaces.

Lease. The property is 100% leased to Federal Express Corporation for use as an office/training center. The initial lease term of approximately 10 years commenced in February 1994 and expires in February 2004. The tenant has one renewal option of five years. The rent is $279,300 per year during the first five years of the initial term and $296,100 during the final five years of the initial term. On January 15, 2004, ACRT entered into a lease extension on this property through February 14, 2009 at the following rents: February 2004 to February 2007, $210,000 per year and February 2007 to February 2009, $240,000 per year. In addition, ACRT is obligated to pay a tenant improvement allowance of $146,971 to the tenant. The tenant is responsible for utilities, non-structural maintenance and repairs, insurance, common area maintenance, landscaping and property taxes.

Federal Express has the option during the initial term of the lease to lease an addition to the building of up to 7,500 square feet to be erected in order to enlarge the floor area of the building; provided, however, that if the tenant exercises its right to expand on or after the eighth anniversary of the commencement date, tenant must simultaneously exercise its option to renew. The basic rent under the lease will be increased by an amount mutually agreeable to landlord and tenant for the period from the date of completion of the expansion.

Acquisition. In June 1994, ACRT, through a wholly owned subsidiary, acquired the property from an unaffiliated third party for a purchase price of $2,650,000.

Disposition. On March 25, 2004, ACRT entered into an agreement to sell this property. The property was sold on April 30, 2004 for approximately $2,325,000.

GART Sports/Sacramento Property

Description. The Sacramento property is located in Sacramento, California at 1700 Challenge Way (a/k/a 1700 Arden Way) and located across from the Arden Way regional mall. The property is 100% leased to GART Sports Company (“GART”), the successor by merger to Sportmart, Inc., for an initial term of 20 years for use as a retail facility. The store, on the 2.97 acre property, is a 40,145 square foot one-story concrete block structure, with a wood and stucco veneer, which was constructed in 1985. The paved parking area has 112 spaces with the right to use additional parking spaces at the adjacent site.

Lease. The property is 100% leased to GART for use as a retail sale facility for sporting goods, athletic apparel and related goods. In 2003, GART merged with The Sports Authority. The initial lease term of approximately 20 years commenced in August 1994 and expires in January 2015. The tenant has two renewal options of 10 years each. The base rent is $462,250 per year until January 31, 2005 and then increases on February 1, 2005 based upon a formula tied to increases in the Consumer Price Index to a maximum of $520,031 for the duration of the initial lease term. The tenant is responsible for utilities, structural and non-structural maintenance and repairs, insurance, common area maintenance, landscaping and property taxes.

The tenant has been granted a right of first offer, effective after the second lease year, in the event landlord desires to sell the property. ACRT is obligated to first offer the tenant the right to purchase the property on terms and conditions that ACRT would accept on the open market. If the tenant declines to purchase the property, ACRT has the right to sell the property to any third party on substantially the same terms and conditions offered to the tenant within 120 days after notice of the tenant’s decision not to purchase. If the 120 day period expires, or if ACRT wishes to sell the property on terms and conditions which are materially different, ACRT must again offer the property to the tenant.

ACRT is prohibited from entering into a lease with another tenant for a use involving the sale of sporting goods, sports apparel and athletic footwear within a two-mile radius of the property. In the event of a taking by the state through eminent domain or other similar action of (1) any portion of the building, (2) 15% of the parking area, or (3) which results in a permanent denial of access from Arden Way, the lease provides for payment of the first $5,160,000 of any condemnation award to ACRT, and for the excess to be split evenly between ACRT and the tenant.

Acquisition. On December 1, 1994, ACRT, through a wholly owned subsidiary, acquired the property from an unaffiliated third party for a purchase price of $4,550,000.

On December 31, 2002, ACRT entered into a new variable rate mortgage totaling $4,414,500 and utilized a portion of the proceeds to repay the existing mortgage on the property. The refinancing resulted in approximately $1,307,000 of net proceeds being distributed to ACRT, which were used for working capital and investment purposes. The new mortgage carries a variable interest rate of 206 basis points over 30-day LIBOR and matures on December 31, 2007. On January 15, 2003, ACRT entered into an interest rate cap transaction with PNC Bank which effectively caps the interest rate on the mortgage at 7.45%.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

Great Atlantic and Pacific Tea Co./Woodcliff Lake, New Jersey Property

Description. The property is located on approximately 7.26 acres at 500 Chestnut Ridge Road, Woodcliff Lake, New Jersey. The 70,000 square foot property is 100% leased under a long-term lease to The Great Atlantic and Pacific Tea Co.

Lease. The property is 100% leased to the Great Atlantic and Pacific Tea Co. for an initial term of 25 years commencing in February 1996. The rent per square foot for 2004 is $24.47. The tenant is responsible for real estate taxes, insurance, utilities and expenses of the building.

Acquisition. On March 31, 2004, ACRT acquired an 11.2% limited partnership interest in the partnership which owns the property from an existing partner for a purchase price of $691,000.

Hollywood Video/Marietta (Atlanta) Property

Description. The property is located at Route 120 and Barrett Parkway in Marietta (Atlanta), Georgia. The property is an out parcel of a shopping center which is anchored by a Target store. The property is leased to Hollywood Entertainment Corporation for an initial term of 15 years. The 7,488 square foot retail facility on 0.75 acres of land is constructed of brick, masonry and glass and was completed in December 1996. There is on-site parking with 46 spaces.

Lease. The property is 100% leased to Hollywood Entertainment Corporation for use as a Hollywood Video store. The initial lease term of 15 years commenced in December 1996 and expires in December 2011. The tenant has two five year renewal options. The initial annual base rent was $138,031 for the first five years with an adjustment in year six to $154,388, which was based upon the percentage increase in the Consumer Price Index for All Urban Consumers, provided that the increase did not exceed 12% of the annual rent during the first five-year period. Annual base rent during the renewal terms are determined in accordance with the same formula. The tenant is responsible for all real estate taxes, insurance premiums, utilities, operating expenses and roof and structure maintenance.

Acquisition. On March 31, 1997, ACRT, through a wholly owned subsidiary, acquired the property for cash for a purchase price of $1,315,000.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

LA Fitness/Ft. Washington Property

Description. The property is located in Ft. Washington, Montgomery County, Pennsylvania on seven acres of land at the intersection of Virginia Drive and Office Center Drive. The approximately 41,000 square foot building was completed in December 2003 and is leased to L.A. Fitness with a January 2004 rent commencement date. There is on-site parking with 289 spaces.

Lease. The property is 100% leased to L.A. Fitness International. The initial lease term of fifteen years commenced in January 2004. The tenant has three five-year renewal options at an increased rental. The base rent for years one through five is $741,600. The rent increases every five years by the lesser of CPI or 10%. The tenant is responsible for all property expenses and real estate taxes.

Acquisition. In December 2002, ACRT acquired a 50% limited partnership interest in Fort Washington Fitness, LP, a Pennsylvania limited partnership, for a cash investment of $1,000,000 plus its pro-rata share of Fort Washington Fitness, LP’s obligation under the construction and permanent loan. The remaining 50% partnership interest in Fort Washington Fitness, LP is held by Cedar Shopping Centers, Inc., an NYSE-listed REIT (“CDR”). The day-to-day management of the property will be performed by an entity controlled by Cedar. ACRT is entitled to a 12% preferred return on its equity investment and has a priority with respect to refinancing and sale proceeds distributed to the partners. ACRT has a right of first refusal and tag-along rights if Cedar desires to sell all or a portion of the property or Cedar’s interest in the partnership. ACRT also can force a sale of the property after 2006 and at anytime under certain circumstances.

The property was acquired subject to a combination construction/permanent mortgage in the amount of $5,000,000. The interest rate during construction is 275 basis points over 90-day LIBOR with a floor rate of 5.75%. The three year mini-permanent loan is at 275 basis points over 90-day LIBOR with a floor rate of 5.75%. The principal and interest payment schedule is based upon a 25-year amortization.

Proposed Transaction. ACRT expects to sell this property to its joint venture partner in the first half of 2005, as discussed in Item 1. Business Strategy above.

Toys R Us and National Amusements, Inc./New York City Property

Description. The property is located in New York City (Queens), New York on the Whitestone Expressway at the intersection of 28th Avenue. The property is leased to Toys R Us under two separate leases for a Toys R Us and Kids R Us facility and National Amusements, Inc. In 2003, Kids R Us announced it would cease operations. It closed this location on May 1, 2004, and is currently in negotiations to sublease this location to a national pet supply company. The property was built and completed in July 1999 and consists of approximately 139,000 square feet located on 9.75 acres of land. The building has two levels with the movie theater occupying the entire second level. There are 1,200 spaces available for parking including off-site parking.

Toys R Us Leases. The property is approximately 45% leased to Toys R Us NY LLC for use as a retail facility. Toys R Us executed two separate leases, one for 43,999 square feet for use as a Toys R Us store and the other for 19,703 square feet for use as a Kids R Us store. The leases are guaranteed by the parent company, Toys R Us Delaware, Inc. The initial lease terms of 20 years commenced upon the completion of construction in July 1999 and expires in July 2019. The tenant has four successive options to extend the term of the leases for additional periods of five years each with rent increases for each five-year period. Minimum base rent initially is $1,082,934 per year for years 1 through 5 and the rent increases to the lesser of:

•	the product of the minimum base rent for year one and twice the percentage increase in the Consumer Price Index or

•	the following minimum base rentals:

•	$1,191,227 per year for years 6 through 11;

•	$1,310,350 per year for years 11 through 15; and

•	$1,441,576 per year for years 16 through 20.

During the renewal periods, the tenant would also be obligated to pay percentage rent if sales exceed certain specified breakpoints. The tenant is responsible for maintaining the premises and the landlord is responsible for the structural elements including the roof and parking areas. The tenant must pay its pro-rata share of common charges and will reimburse the landlord for its pro-rata share of real estate taxes and insurance premiums. The tenant is responsible for all utility charges.

Toys R Us has been granted an exclusive for the sale of items customarily carried by a modern toy store and children’s specialty store and the exclusive also applies to certain other property owned by Triangle Equities, Inc. (“Triangle”), ACRT’s joint venture partner in this transaction and developer of the project. Triangle has agreed to hold ACRT harmless in the event this exclusive is breached as a result of activities on its other properties.

National Amusements, Inc. Lease. The property is approximately 55% leased to National Amusements, Inc. for use as a 12-screen multiplex movie theater. The initial lease term of 20 years commenced upon the tenant’s occupancy in May 1999 and expires in May 2019. The tenant has five successive options to extend the term of the lease for additional periods of five years each with rent increases of approximately 9% for each five-year period. Base rent will be:

•	$1,983,487 for the first 5 years;

•	$2,024,175 in year 6;

•	$2,206,175 in years 7 through 11; and

•	$2,404,508 in years 12 through 15, for the duration of the term.

The tenant is also obligated to pay percentage rent on 8% to 10% of gross sales above specified breakpoints. In 2003 and 2004, the tenant paid percentage rent of $497,322 and $418,237, respectively.. The tenant is responsible for maintenance of its premises and the landlord is responsible for the structural elements including the roof and parking areas. The tenant must pay its pro-rata share of common charges and will reimburse the landlord for its pro-rata share of real estate taxes and insurance premiums. The tenant is responsible for all utility charges.

The tenant has been granted an exclusive with respect to the property for its use as a movie theater.

Joint Venture. In June 1998, ACRT acquired a 40% interest in Triangle Plaza II LLC, a New York limited liability company (“TP II LLC”), for a cash investment of $4,473,900 plus its pro-rata share of TP II LLC’s obligation under the construction loan and permanent loan. The remaining 60% of the TP II LLC interests are held by Triangle. The day-to-day management of the property will be performed by an entity controlled by Triangle. ACRT is entitled to a 12% preferred return on its equity invested and has a preferred position with respect to refinancing or sales proceeds distributed. ACRT has a right of first refusal and tag along rights if Triangle desires to sell all or a portion of the property or Triangle’s interest in TP II LLC.

Nomura Asset Capital Corporation (“Nomura”) provided a combination construction/permanent loan. Upon completion of construction, permanent loan proceeds were to be $24,600,000. The interest rate of the Nomura permanent loan was 7.57% and was amortized over a period of 30 years. In August 2000, TP II LLC refinanced the Nomura permanent loan with a new permanent loan from CIBC totaling $26,307,584 at an interest rate of 7.44% and amortization over a 30-year schedule. The new loan has a 10-year term. The refinance resulted in approximately $1,400,000 of net proceeds distributed to ACRT.

Proposed Transaction. ACRT expects to sell this property to its joint venture partner in the first half of 2005, as discussed in Item 1. Business Strategy above.

The Sports Authority and OfficeMax/Lilburn (Atlanta) Property

Description. The property is located at U.S. Highway 78 and Payton Drive, in Lilburn (Atlanta), Gwinnett County, Georgia. The property is approximately 65% leased to The Sports Authority for an initial lease term of 20 years and approximately 35% leased to OfficeMax for an initial lease term of 20 years. The Sports Authority occupies 43,393 square feet and OfficeMax occupies 23,532 square feet for a total of 66,925 square feet on approximately seven acres of land. The building was constructed in 1996 and consists of steel frame and masonry construction. Parking is provided for approximately 340 parking spaces.

The Sports Authority Lease. The property is approximately 65% leased to The Sports Authority for use as a retail facility. In 2003, The Sports Authority and GART Sports Company merged. The initial lease term of 20 years commenced on May 23, 1996, and expires on May 31, 2016. The tenant has four successive options to extend the term of the lease for additional periods of five years each. Base rent for the initial term was $357,992. Base rent increases by 5% for each five-year option period. The tenant is responsible for maintaining its premises, including its roof and parking areas, as well as all utility charges. The tenant must maintain casualty and liability insurance; however, the tenant may self-insure its obligations to restore so long as its net worth exceeds $100,000,000. The tenant will reimburse ACRT for its pro-rata share of all real estate taxes. ACRT is responsible for maintenance and repair of the structure and underground utilities and for parking area replacement.

The tenant has been given an exclusive for the sale of sporting goods, including athletic sportswear and apparel, athletic footwear and general recreational merchandise.

OfficeMax Lease. The property is approximately 35% leased to OfficeMax for use as a retail facility. The initial lease term of 20 years commenced June 6, 1996, and expires on June 30, 2016. The tenant has four successive options to extend the term of the lease for additional periods of five years each. Base rent for the initial term is $229,437. Base rent increases $11,766 for each five-year option period. The tenant is responsible for maintaining the premises, building systems and all utility charges. The tenant will reimburse ACRT for its pro-rata share of all real estate taxes, casualty insurance premiums and parking area maintenance. ACRT is responsible for maintenance and repair of the roof and structure and for parking area replacement.

The tenant has been given an exclusive for the sale of office products, including school products, business supplies and equipment and office furniture and electronics.

Acquisition. On September 24, 1997, ACRT, through a wholly owned subsidiary, acquired the property for a purchase price of $5,958,000.

ACRT acquired the property and assumed the existing first mortgage loan which had an outstanding principal balance of $4,544,830. Interest is payable on outstanding principal at the rate of 8.49% per year and amortization is based upon a 30-year schedule. The loan matures in July 2017.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

Sears/San Antonio Property

Description. The property is located at Northwest Loop 410 in San Antonio, Texas. The property is leased to Sears, Roebuck and Co. for an initial term of 15 years and consists of a one-story steel frame retail facility with an aluminum and glass storefront on 3.48 acres. The property was constructed in October 1995 and consists of 34,414 square feet with a paved parking area of 168 spaces.

Lease. The property is 100% leased to Sears, Roebuck and Co. for use as a Sears Homelife Furniture Store retail sales facility. The initial lease term of approximately 15 years commenced upon completion of construction in October 1995 and expires in September 2010. The tenant has two renewal options of five years each at an increased rental. The base rent as of the commencement date was $289,077; rent increased in the sixth year to $306,285 and in eleventh year to $323,492. The tenant is responsible for the cost of all insurance premiums, and real estate taxes and maintenance of the building’s interior and heating, ventilation and air conditioning system. Tenant is also responsible for the costs of exterior and public area maintenance, subject to a cap of $.78 per square foot that increases by 6% annually. ACRT is responsible for repair and replacement of the building’s structure, roof, parking areas and certain building systems. On July 11, 2001, the Sears Homelife store was closed. On October 1, 2001, the tenant vacated the property. Sears Roebuck & Co., as the guarantor on the lease, has continued to pay rent on a current basis and, as of November 2003, it has subleased this property to BEL Furniture Co. for the remainder of the original lease term.

Acquisition. On December 29, 1995, ACRT, through a wholly owned subsidiary, acquired the property from an unaffiliated third party for an aggregate purchase price of $2,817,500.

The property was acquired with non-recourse financing of $2,000,000 at an interest rate of 7.72% per year with amortization over 25 years. The loan matures in January 2006.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

United Technologies Automotive/Plymouth Property

Description. The property is located in Plymouth, Indiana, within the 700-acre Plymouth Industrial Development Park, near the intersection of Routes 30 and 31. The building was constructed under a build-to-suit lease for United Technologies Automotive, Inc. (“UTA”) and was completed in August 1994. The 105,600 square foot building on approximately 30 acres of land is being used by UTA as a distribution center.

Lease. The property is 100% leased to UTA. The lease is guaranteed by UTA’s parent company, United Technologies Corporation. The initial lease term of 15 years commenced in December 1995 and expires in December 2010. The lease may be renewed by the tenant for either a five-year period with two additional option periods of five years each on the same terms as the lease; or for a 10-year period with one additional option period for five years on the same terms and conditions as in the lease except that the rental increases in the option period are 6% for the first five years and 7.5% each five years thereafter. The initial base rent was $315,000, which increases approximately 6% every three years. The tenant is responsible for all property expenses and real estate taxes.

The tenant has an option to expand the building at a lease rate which is based upon interest rates, amortization schedules and costs at the time of the expansion. If the tenant elects to expand the building and ACRT agrees to fund the cost, the lease term will extend to a date fifteen years from the completion of the expansion. The tenant has a right of first offer in the event ACRT wishes to sell the property at a mutually agreeable price.

Acquisition. On December 15, 1995, ACRT, through a wholly owned subsidiary, acquired the property for an aggregate purchase price of $3,495,000 after applicable credits, including $900,000 paid directly to UTA.

ACRT obtained permanent financing in March 1996 in the amount of $2,500,000 at an annual interest rate of 6.86%. Amortization is based upon an amortization schedule of 20 years for loan years one through nine; and an eight year amortization schedule for loan years ten through fifteen. The loan matures in May 2011.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

Walgreen/Memphis Property

Description. The property is located approximately six miles northeast of downtown Memphis, Tennessee at the intersection of Range Line Street and James Road in Shelby County. The property is approximately 88% leased to Walgreen Co. for an initial term of 50 years and 12% leased to H & R Block, Eastern Tax Services, Inc. for an initial term of four years. The property is a free standing masonry retail facility of 14,294 square feet on 1.149 acres, which was constructed in 1993. The paved parking area has 55 spaces.

Walgreen Lease. The property is 88% leased to Walgreen Co. for use as a retail facility. The initial lease term of 50 years commenced in January 1993 and expires in December 2042. Tenant has the option to terminate the lease after the 20th lease year and every five years thereafter. The lease calls for fixed rent of $141,747 per year and there is a provision for additional percentage rent which is capped at an amount equal to the fixed rent. The tenant is responsible for insurance premiums, utilities and some non-structural maintenance and repairs to the interior of the premises. The landlord is responsible for repairs to the exterior and structural portions of the premises.

H & R Block Lease. The property is 12% leased to H & R Block, Eastern Tax Services, Inc., a national franchise which offers tax preparation services. The initial lease term of four years commenced in May 1994 and expired in May 1998; however, the lease was extended through April 2006. The tenant has no other renewal options. The rent was $15,750 per year until May 1998 and then increased to $16,538. In May 2003, the rent increased to $17,027. The tenant is responsible for utilities, all non-structural repairs, insurance and property taxes. The landlord is responsible for structural and roof repairs.

Acquisition. On July 1, 1994, ACRT, through a wholly owned subsidiary, acquired the property from an unaffiliated third party for a purchase price of $1,425,000. ACRT acquired the property subject to the existing non-recourse mortgage financing from an unaffiliated third party with an outstanding principal balance of approximately $1,140,000. The loan provides for an interest rate of 9.5% per year, with the loan fully amortized over its term. The loan was to mature in June 2013. This loan was paid off in February 2002 with proceeds from ACRT’s secured credit facility.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

Giant Food/Levittown, Pennsylvania Property

Description. The property is located on New Falls Road, near the intersection with New Rogers Road (SR 413) in Levittown, Bucks County, Pennsylvania. The property is leased for an initial term of twenty years and consists of a single story steel frame retail facility on 4.7 acres. The property was constructed in 1987 and is approximately 40,100 square feet.

Lease. The property is 100% leased to Giant Food Store, a subsidiary of Royal Ahold, N.V. The initial term of twenty years commenced in 1987 and expires in August of 2007. The annual base rent is $332,028. The tenant is responsible for all real estate taxes, insurance, utilities and expenses of the building with the exception of roof and structure.

The tenant has outgrown this location and may be relocating to a new store. Under the terms of the lease, ACRT has the option, but not the obligation, to terminate the lease twelve months after the tenant vacates the building. The tenant does not have the right to sublet without the consent of ACRT. The tenant is required to pay rent and expenses of the building until August of 2007. ACRT believes that the current rent being paid by Giant, which was negotiated in 1987, is below market and ACRT expects to be able to re-rent the property at higher rents prior to 2007 when the lease expires.

Acquisition. In March 2003, ACRT formed Levittown-ARC, LP and acquired the property for a total purchase price of approximately $3,500,000 payable $1,000,000 in cash and assumed the existing first mortgage loan described below. ACRT invested $200,000 for a 20% limited partnership interest in Levittown-ARC LP and the remaining 80% interest is owned by third party investors. ACRT, through a wholly owned subsidiary, acts as the managing general partner and also receives an additional 32% of the available cash flow or capital proceeds in excess of a 9% preferred return to the limited partners.

The property was acquired subject to a mortgage which had an outstanding principal balance of approximately $2,500,000 at closing. Interest is payable at a rate of 7.2% per year and amortization is based upon a 30-year schedule. The loan matures on August 11, 2028, at which time a balloon payment of $267,000 will be required. On August 11, 2008, ACRT has the option to prepay the balance in full. If ACRT chooses not to prepay the mortgage, the interest rate increases to an annual rate of 12.2% for the remainder of the term.

Proposed Transaction. ACRT expects to sell this property in the first half of 2005 pursuant to the Agreement discussed in Item 1. Business Strategy above, subject to shareholder approval.

Levitz, Babies R Us, Wade Odell Wade/Paramus, New Jersey Property

Description. The property is located on approximately 13 acres on Route 17 in Paramus, New Jersey. The property is 100% leased under long-term leases. The property was constructed in 1974, renovated in 1998 and is approximately 154,000 square feet.

Levitz Lease. The property is leased to Levitz Furniture under a long-term lease that is at below market rent. Levitz occupies 91,103 square feet of two-story retail space for an initial term expiring in 2019 at a rent of $12.49 per square foot. Levitz is responsible for all property expenses.

Babies R Us Lease. The property is leased to Babies R Us under a long-term lease that is at below market rent. Babies R Us occupies 39,220 square feet of single story retail space for an initial term expiring in 2018 at a rent of $14.74 per square foot.

Wade Odell Wade Lease. The property is leased to Wade Odell Wade under a five-year lease term at market rent. Wade Odell Wade, a United Van Lines padded van service, occupies 23,355 square feet of warehouse space at the rear of the building for an initial term expiring in 2007 at a rent of $7.50 per square foot.

Acquisition. On May 21, 2003, ACRT purchased a 40% tenant-in-common interest in the Paramus Plaza in Paramus, New Jersey for a purchase price of $2,400,000 and the assumption of a 40% interest in the first mortgage on the property in the total original principal amount of $15,000,000 at an interest rate of 7.46% on a 30-year amortization schedule. The remaining 60% tenant-in-common interest in the property is held by an affiliate of the Advisor. The mortgage matures in October 2011.

Proposed Transaction. ACRT expects to sell this property to an affiliate of the Advisor, in the first half of 2005, as discussed in Item 1. Business Strategy above.

Willow Grove Property

Description. The development property is located in Willow Grove, Pennsylvania at the intersection of Route 611 and Route 276. The 12 acre site is expected to be developed as a hotel and theme restaurant park.

Acquisition. On October 3, 2003, ACRT, through Willow Grove ACRT, LLC (“Willow Grove ACRT”), a wholly owned subsidiary of ACRT, entered into an operating agreement with Willow Grove, LLC. Willow Grove ACRT has a 25% member interest in Willow Grove, LLC. Additionally, Willow Grove ACRT will fund up to a maximum of $550,000 in the form of a loan ( “Willow Grove Loan”), to Willow Grove, LLC at an interest rate of 12% per year payable monthly. The Willow Grove Loan matures on April 1, 2006. The purpose of the Willow Grove Loan is to fund pre-construction costs in connection with the development of 12 acres of land located in Willow Grove, Pennsylvania. The Willow Grove Loan is secured by a second mortgage on 42 acres of land held by an affiliate of the managing member of Willow Grove, LLC. Willow Grove ACRT is not required to make any capital contributions in excess of the maximum amount of the Willow Grove Loan.

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

On October 5, 2004, the operating agreement with Willow Grove, LLC was amended to increase the maximum loan amount to $650,000. All other terms and conditions set forth in the original agreement remain unchanged. On October 6, 2004, $100,000 was paid to Willow Grove LLC bringing the loan amount to $650,000. On October 21, 2004, the operating agreement with Willow Grove, LLC was further amended to increase the maximum loan amount to $800,000. As of December 31, 2004, Willow Grove ACRT has made loans totaling $800,000 under this agreement.

Disposition. On January 20, 2005, the board of directors agreed to amend the Willow Grove agreement to accept repayment of the outstanding loan balance of $800,000 plus all outstanding and accrued interest within ninety days in lieu of waiting the remaining fifteen months outstanding on the term of the loan, as stated in the original agreement. After repayment of the loan balance, ACRT’s investment in Willow Grove will by zero. Additionally, ACRT agreed to sell its membership interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for $400,000.

The following table sets forth, as of December 31, 2004, specified information relating to ACRT’s real estate portfolio.

Tenant (Guarantor)	Property Location	Property Type/Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2004 Annual Rent
AT&T Wireless	Atlanta, GA	Office/1996	2	22,359	12 years (6/96 - 5/08)		None	$257,017
					6/96 - 5/99	$9.50
					6/99 - 5/02	$10.45
					6/02 - 5/05	$11.50
					6/05 - 5/08	$12.64
A.C. Moore(7)	Montgomeryville, PA	Retail/2003	3.2	25,497	10 years (1/03 - 12/13)		Four 5-year	236,035
					1/03 - 12/13	$17.00
					During first year of lease tenant received a $187,500 rent credit
BCBSS(1)	Rochelle Park, NJ	Office/1989	2.543	80,000	19 years (10/89 - 9/14)		None	889,950
					10/89 - 9/99	$19.25
					10/99 - 9/04	$21.50
					10/04 - 9/00	$22.75
					10/09 - 9/14	$23.00
Babies R Us(5)	Paramus, NJ	Retail	13	39,220	20 years 11/98 - 11/18		Five 5-year	253,110
					11/98 - 10/03	$14.67
					11/03 - 10/08	$16.13
					11/08 - 10/13	$17.75
					11/13 - 10/18	$19.52
Barnes & Noble(8)	Philadelphia, PA	Retail/1925	0.4	22,743	20 years (3/97 - 3/17)		Two 5-year	511,343
					4/02 - 3/07	$27.20
					4/07 - 3/12	$29.92
					4/12 - 3/17	$32.91
Bed Bath & Beyond (2)	Overland Park, KS	Retail/1995	7.168	50,028	15 years (8/95 - 1/11)		Three 5-year	316,111
					8/95 - 7/00	$11.50
					8/00 - 7/05	$12.65
					8/05 - 1/11	$13.91
Borders Books (2)	Overland Park, KS	Retail/1995	7.168	30,000	15 years (11/95 – 1/11)		Five 5-year	177,123
					12/95 - 11/00	$11.00
					12/00 - 11/05	$11.80
					12/05 - 11/11	$12.70
CaroMont Health Stanley	Charlotte, NC	Office	3.12	8,323	15 years (1/01 - 12/15)		Two 10-year	104,438
					1/01 - 12/01	$12.00
					1/02 - 12/02	$12.18
					1/03 - 12/03	$12.36
					1/04 - 12/04	$12.55
CaroMont Health Gastonia	Charlotte, NC	Office	3.38	18,654	15 years (1/01 - 12/15)		Two 10-year	253,579
					1/01 - 12/01	$13.00
					1/02 - 12/02	$13.20
					1/03 - 12/03	$13.39
					1/04 - 12/04	$13.59

Tenant (Guarantor)	Property Location	Property Type/ Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2004 Annual Rent
CaroMont Health Belmont	Charlotte, NC	Office	2.57	14,829	15 years (1/01 - 12/15)		Two 10 - year	186,076
					1/01 - 12/01	$12.00
					1/02 - 12/02	$12.18
					1/03 - 12/03	$12.36
					1/04 - 12/04	$12.55
CaroMont Health Kings Mountain	Charlotte, NC	Office	3.10	3,624	15 years (1/01 - 12/15)		Two 10 - year	45,475
					1/01 - 12/01	$12.00
					1/02 - 12/02	$12.18
					1/03 - 12/03	$12.36
					1/04 - 12/04	$12.55
Circuit City(3)	Wichita, KS	Retail/1996	5.92	37,591	20 years (11/96 - 1/17)		Five 5 - year	284,145
					11/96 - 10/01	$ 9.80
					11/01 - 10/06	$10.80
					11/06 10/11}	The lesser of
					11/11 - 1/17}	10% or the percentage increase in CPI
GART Sports	Sacramento, CA	Retail/1985	2.97	40,145	20 years (8/94 - 1/15)		Two 10 - year	462,250
					8/94 - 1/05	$11.51
					2/05 - 1/15	$12.95
Giant Food, Inc. (6)	Levittown, PA	Retail	4.70	40,100	20 years (8/97 - 07/17)		Four 5 - year	66,406
					8/97 - 07/17	$ 8.28
Great Atlantic & Pacific Tea Co. (9)	Woodcliff Lake, NJ	Retail	7.26	70,000	25 years (2/96 - 1/21)		Eight 5 - Year	143,893
					2/01 - 1/06	$24.47
					2/06 - 1/11	$25.47
					2/11 - 1/16	$26.47
					2/14 - 1/21	$28.47
Hollywood Video	Atlanta, GA	Retail/1996	0.75	7,488	15 years (12/96 - 12/11)		Three 5 - year	154,388
					12/96 - 11/01	$18.43
					12/01 - 11/06	$20.62
					12/06 - 12/11 increase based on percentage interest in CPI not to exceed $16,564
H & R Block	Memphis, TN	Retail/1993	1.149	1,750	4 years (5/94 - 5/98,		None	17,028
					extended to 4/06)
					5/94 - 5/98	$ 9.00
					6/98 - 4/03	$ 9.45
					5/03 - 4/06	$ 9.73
LA Fitness(4)	Ft. Washington, PA	Retail/2003	7	41,000	15 years (9/03 - 8/18)		Three 5 - year	369,803
					9/03 - 8/08	$18.09
					9/08 - 8/13}	Lesser
					9/13 - 8/18}	of CPI or 10%

Tenant (Guarantor)	Property Location	Property Type/ Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2004 Annual Rent
Levitz Furniture(5)	Paramus, NJ	Retail	13	91,103	20 years (6/99 - 5/19)		Three 5 - year	468,021
					6/99 - 5/04	$12.49
					6/04 - 5/09	$13.12
					6/09 - 5/14	$13.77
					6/14 - 5/19	$14.46
National Amusements, Inc. (5)	New York, NY	Retail/1999	9.75	74,282	20 years (5/99 - 5/19)		Four 5 - year	802,891
					6/99 - 5/04	$26.70
					6/04 - 5/09	$27.25
					6/09 - 5/14	$29.70
					6/14 - 5/19	$32.37
OfficeMax	Atlanta, GA	Retail/1996	7	23,532	20 years (6/96 - 6/16)		Four 5 - year	229,437
					6/96 - 6/16	$9.75
OfficeMax(3)	Wichita, KS	Retail/1996	5.92	30,446	15 years (2/97 - 1/12)		Five 5 - year	205,237
					2/97 - 1/02	$9.13
					2/02 - 1/07	$9.63
					2/07 - 1/12	$10.13
The Sports Authority	Atlanta, GA	Retail/1996	7	43,393	20 years (5/96 - 5/16)		Four 5 - year	357,992
					5/96 - 5/16	$8.25
Sears	San Antonio, TX	Retail/1995	3.48	34,414	15 years (10/95 - 9/10)		Two 5 - year	306,285
					10/95 - 9/00	$8.40
					10/00 - 9/05	$8.90
					10/05 - 9/10	$9.40
Thomasville Furniture (7)	Montgomeryville	Retail/2003	3.2	15,544	10 years (1/03 - 12/13)		Two 5 - year	217,402
					1/03 - 12/08	$16.00
					1/08 - 12/13	$17.60
Toys R Us(5) (Toys R Us, Inc.) (2 leases)	New York, NY	Retail/1999	9.75	63,702	20 years (7/99 - 7/19)		Four 5 - year	433,174
					7/99 - 6/04	$17.00
7/04 - 6/09 Lesser of
$1,057,706 x twice the
% increase in CPI and
$1,191,227 7/09 - 6/14
Lesser of $1,057,706 x
twice the % increase in
CPI and $1,310,350
7/14 - 7/19 Lesser of
$1,057,706 x twice the
% increase in CPI and
					$1,441,576
United Technologies, Inc.	Plymouth, IN	Industrial/1994	30	105,600	15 years (12/95 - 12/10)		Three 5 - year	359,250
					12/95 - 11/98	$2.98
					12/98 - 11/01	$3.16
					12/01 - 11/04	$3.35
					12/04 - 11/07	$3.55
					12/07 - 12/10	$3.76
Wade Odell Wade(5)	Paramus, NJ	Warehouse	13	23,355	5 years (1/02 - 8/07)		None	70,005
					1/02 - 12/05	$7.49
					1/05 - 12/07	$7.99

Tenant (Guarantor)	Property Location	Property Type/Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2004 Annual Rent
Walgreen Co.	Memphis, TN	Retail/1993	1.149	12,544	20 years (1/93 - 12/12)		Six 5-year	141,747

					1/93 - 12/12	$11.30
Total:			184.777	1,071,266				$8,319,611

(1)	ACRT owns a 51% interest in the property as a tenant-in-common interest.
(2)	ACRT owns a 49.95% interest in the property owning entity.
(3)	ACRT owns a 70% interest in the property owning entity.
(4)	ACRT owns a 50% interest in the property owning entity. Rental payments of $741,600 began on January 4, 2004.
(5)	ACRT owns a 40% interest in the property as a tenant-in-common interest.
(6)	ACRT owns a 20% interest in the property owning entity.
(7)	Base rent is net of $187,500 rent credit for the initial lease.
(8)	Property was purchased on March 4, 2004.
(9)	ACRT owns an 11.2% interest in the property owning entity. The interest was purchased on March 31, 2004.

As of December 31, 2004, the scheduled lease maturities for each of the next ten years are as follows:

Year Ended December 31,	Number of Leases	Square Footage	2004 Annual Base Rent
2005	—	—	—
2006	1	1,750	$17,027
2007	2	63,455	136,411
2008	1	22,359	257,017
2009	—	—	—
2010	2	140,014	665,535
2011	3	87,516	647,622
2012	2	44,740	364,012
2013	2	41,041	453,437
2014	1	80,000	889,950

ITEM 3. LEGAL PROCEEDINGS

As of December 31, 2004, ACRT was the defendant in a suit involving the tenant in the Rochelle Park, NJ property. The tenant’s suit claims, among other issues, that they were not given proper notice to effect their right of first refusal in connection with the tenant-in –common sale of a portion of the property in March of 2003.

On January 25, 2005, a stipulation of settlement agreeing to dismiss the suit against ACRT was signed by the tenant. As part of the settlement, the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. ACRT expects to record a gain on sale for financial reporting purposes.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

As of March 15, 2005, there were approximately 674 holders of record of the shares of Class A common stock and one holder of record of the shares of Class B common stock. ACRT’s shares of common stock are not listed for trading on a national securities exchange or included for quotation on the Nasdaq Stock Market. If ACRT’s capital stock is not listed for trading on a national securities exchange or included for quotation on the Nasdaq Stock Market on or before March 31, 2006, dependent upon market and other conditions, the Board of Directors intends to explore liquidity strategies, including, but not limited to, adopting a plan of liquidation, subject to market conditions and shareholder approval, pursuant to which ACRT’s properties generally would be liquidated in an orderly fashion designed to return the most value to shareholders. Any such plan of liquidation will be effected as may be determined by the Board of Directors to be in the best interests of ACRT’s shareholders.

The Board of Directors recommended, and the shareholders approved, at the annual meeting held in May 2004, an extension of ACRT’s liquidity date described above. The Board of Directors asked to have this date extended by five years, to 2011 to 2013, instead of 2006 to 2008. The Board retained the ability to implement a liquidity strategy earlier than that time if it determines that it would be in the best interests of the shareholders to do so.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 22 properties and a limited partnership interest in an entity that owns a property. The gross purchase price, including assumed debt, is approximately $77.8 million, a portion of which will be paid to other parties who are either joint venture partners, minority interest holders or tenants in common of certain of the properties included in the transaction.

On February 2, 2005, ACRT entered into an amendment to the Agreement. The amendment provides for, among other items, (1) a reduction in the purchase price to approximately $65.2 million, subject to further adjustment, (2) the removal of certain assets from the transaction provided for in the Agreement, (3) elimination of a potential participation in revenue at one of the properties, and (4) the termination of the purchaser’s right to terminate the Agreement based upon its due diligence investigation. The properties and investments included in the amended Agreement are:

Montgomeryville, PA	Marietta, GA
Norcross, GA	Lilburn, GA
Overland Park, KS	San Antonio, TX
Wichita, KS	Plymouth, IN
Sacramento, CA	Memphis, TN
Levittown, PA (partnership interest)

ACRT anticipates that the sale of these properties and investment will close in the first half of 2005, subject to shareholder approval. Based on the current sales price in the amended Agreement, ACRT anticipates that the properties will be sold for an amount in excess of their combined carrying amounts and, therefore, will result in a gain for financial reporting purposes.

In addition to the above, during 2005, ACRT entered into various contracts to sell additional properties and investments not included in the above Agreement. The purchasers of these properties include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	Philadelphia, PA
Paramus, NJ (partnership interest)	New York, NY (partnership interest)

On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000.

ACRT anticipates that the sale of these properties and investments will close in the first half of 2005. Based on the current sales prices, ACRT anticipates that all properties and investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2004 is as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the to be issued column)
Equity compensation plans approved by shareholders	675,000	$8.50	75,000
Equity compensation plans not approved by shareholders	None	N/A	N/A

Total	675,000	$8.50	75,000

Warrants

Chauner Securities, Inc. served as the managing broker-dealer in connection with a private placement of ACRT’s Class A Common Stock in 1998 and 1999. In connection with that offering, ACRT issued 33,490 stock warrants to Chauner Securities, Inc. to purchase 33,490 shares of Class A Common Stock at an exercise price of $9.30 per share. The stock warrants expire in 2008.

Pursuant to the terms of the agreement with the managing broker-dealer for ACRT’s third private placement offering which began on May 23, 2003, ACRT will issue to Chauner Securities, Inc., the managing broker–dealer or its designees, stock warrants equal to 7% of the total shares sold by the soliciting dealers. The stock warrants will have a term of 10 years and an exercise price of $10.98. As of December 31, 2004, Chauner Securities is entitled to approximately 71,000 stock warrants.

ACRT has elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, ACRT is required to distribute to shareholders at least 90% of its taxable income and to meet certain asset and income tests as well as certain other requirements. ACRT has met and will continue to meet these requirements necessary to be treated as a REIT.

For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of ACRT’s current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholders basis in his or her shares of common stock for tax purposes. To the extent that a distribution exceeds both ACRT’s current and accumulated earnings and profits and the shareholders basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholders shares. ACRT annually notifies shareholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 2004, 2003, and 2002:

	2004	2003	2002
Ordinary Income	66.82%	87.93%	72.33%
Return of Capital	33.18%	12.07%	27.14%
Capital Gains	—	—	.53%

Investment Objectives

ACRT’s goal is to provide shareholders with a total return through satisfaction of the following objectives:

•	Current dividends that may be partially free from current taxation.

•	Mortgage amortization which will increase equity in ACRT’s properties through the regularly scheduled pay down of mortgage debt.

•	Capital appreciation through the acquisition of a carefully selected portfolio of real estate that has the potential to increase in value.

ITEM 6. SELECTED FINANCIAL INFORMATION

The following table presents selected historical financial data for each of the five years in the period ended December 31, 2004, which data has been derived from our audited financial statements for those years. You should read the following selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included in this annual report.

Our selected financial data for the years ended December 31, 2001 and 2000 and for the periods then ended have been derived from financial statements audited by Arthur Andersen LLP, independent accountants, who have ceased operations.

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Income Statement Data:
Revenues	$8,287	$6,925	$8,212	$8,138	$7,668
Expenses	6,428	5,195	6,534	6,752	6,182
Operating profit	1,859	1,730	1,678	1,386	1,486
Gain on sale of property	—	—	11	—	243
Minority interest in income of joint ventures	222	268	467	444	443
Income from discontinued operations	32	225	220	223	221
Net income	1,669	1,687	1,442	1,165	1,507
Net income per common share from continuing operations-basic	0.49	0.58	0.57	0.44	0.59
Net income per common share from discontinued operations-basic	.01	.09	.10	.10	.10
Net income per share-basic	.50	.67	.67	.54	.69

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Balance Sheet Data:
Real estate, net	$53,183	$45,945	$49,467	$50,567	$53,450
Investments in non consolidated entities	7,797	7,390	4,973	3,921	3,843
Total assets	65,318	58,635	59,664	58,624	61,351
Mortgages, notes payable and credit facility	34,625	29,529	41,556	40,108	41,994
Total liabilities	38,369	30,532	42,465	41,014	43,034
Cash distributions per common share	$0.96	$0.84	$0.80	$0.80	$0.80
Weighted average shares outstanding	3,349	2,518	2,165	2,171	2,174

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

ACRT was formed as a Maryland corporation in June 1993 and is an externally advised real estate investment trust (“REIT”) under the Internal Revenue Code of 1986. It has operated as a REIT since its inception. ACRT is managed by its advisor, ARC Capital Advisors, L.P., an affiliate of Mr. Ambrosi, ACRT’s Chairman, President and a director. The advisor performs services for ACRT pursuant to the terms of an advisory agreement. Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The advisor also performs and supervises the various administrative duties of ACRT, such as maintaining its books and records.

ACRT was formed to purchase geographically diverse credit lease properties which are general purpose retail, office and industrial properties. Each property is 100% leased to one or more creditworthy tenants under a long-term lease that generally requires tenants to pay most or all of the operating costs of the property, including real estate taxes and insurance.

As of December 31, 2004, ACRT had 29 leases with credit tenants in 22 properties encompassing 1,071,266 rentable square feet. The properties are 75% leased to retail tenants, 13% to office tenants and the remaining 12% to industrial or warehouse tenants. During 2004, ACRT purchased two retail properties, including unconsolidated investments, totaling approximately 93,000 rentable square feet for $8,300,000.

ACRT’s revenues and cash flows are generated from property rent receipts and reimbursements of operating costs of the properties, including real estate taxes and insurance. Growth in revenue and cash flows is a function of scheduled rent increases within existing leased properties and ACRT’s ability to acquire income producing properties. The challenge ACRT faces in acquiring properties is finding properties in the credit lease area that will provide an attractive return.

In the past three years, ACRT has not experienced rent loss due to tenant defaults or lease terminations. In 2002, the San Antonio property leased to Sears HomeLife, with Sears Roebuck and Co. as the guarantor, became vacant when Sears HomeLife filed for Chapter 11 bankruptcy protection. However, ACRT has collected all rents due from Sears, Roebuck and Co. In November 2003, Sears, Roebuck and Co. subleased this property to BEL Furniture Co. for the remainder of the original lease term. In 2003, Kids R Us announced it would cease operations. ACRT, through a lease with Toys R Us, leases 18,961 square feet to Kids R Us at its New York City property. Kids R Us closed this location on May 1, 2004 and subsequently subleased this property to Office Depot.

Through 2009, ACRT has four leases expiring totaling 87,564 rentable square feet and which generated, adjusted for ACRT’s pro rata interest, approximately $410,000 in rental revenue for the year ended December 31, 2004. The primary risks ACRT will incur in re-leasing these properties are: (1) the period of time required to find a new tenant, (2) whether rental rates will be lower than the previous lease covering the property, (3) leasing costs, if any, incurred when re-leasing the property and (4) the payment of operating costs, such as real estate taxes and insurance, while the property is vacant. ACRT will address these risks by communicating frequently with the tenant well in advance of the lease termination date to better understand the tenant’s needs and requirements and, if needed, by using local brokers in the re-leasing process. In addition, ACRT focuses on buying general purpose real estate with exceptional locations, which can be leased to other tenants without significant modification to the properties. No assurance can be given that once a property becomes vacant it will subsequently be re-leased.

During 2001, ACRT sold three properties leased to CaroMont Medical for approximately $1.8 million, which approximated their book value. In 2002, ACRT received condemnation proceeds totaling $26,000 from the City of Overland Park related to a parcel of land owned by TMD Development, LLC, our joint venture partner in the property located in Overland Park, Kansas. In 2004, ACRT sold one property located in Memphis, Tennessee leased to Federal Express Corp. for approximately $2,325,000.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 22 properties and a limited partnership interest in an entity that owns a property. The gross purchase price, including assumed debt, is approximately $77.8 million, a portion of which will be paid to other parties who are either joint venture partners, minority interest holders or tenants in common of certain of the properties included in the transaction.

On February 2, 2005, ACRT entered into an amendment to the Agreement. The amendment provides for, among other items, (1) a reduction in the purchase price to approximately $65.2 million, subject to further adjustment, (2) the removal of certain assets from the transaction provided for in the Agreement, (3) elimination of a potential participation in revenue at one of the properties, and (4) the termination of the purchaser’s right to terminate the Agreement based upon its due diligence investigation. The properties and investments included in the amended Agreement are:

Montgomeryville, PA	Marietta, GA
Norcross, GA	Lilburn, GA
Overland Park, KS	San Antonio, TX
Wichita, KS	Plymouth, IN
Sacramento, CA	Memphis, TN
Levittown, PA (partnership interest)

ACRT anticipates that the sale of these properties and investment will close in the first half of 2005, subject to shareholder approval. Based on the current sales price in the amended Agreement, ACRT anticipates that the properties will be sold for an amount in excess of their combined carrying amounts and, therefore, will result in a gain for financial reporting purposes.

In addition to the above during 2005, ACRT has entered into various contracts to sell additional properties and investments not included in the above Agreement. The purchasers of these properties include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	Philadelphia, PA
Paramus, NJ (partnership interest)	New York, NY (partnership interest)

On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000.

ACRT anticipates that the sale of these properties and investments will close in the first half of 2005. Based on the current sales prices, ACRT anticipates that all properties and investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

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

Industry Segments. ACRT currently operates in one industry segment, investments in credit lease properties.

Impairment. ACRT continually assesses the recoverability of its properties by determining whether the costs can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured by comparing the carrying amounts to the fair values of such properties. Based on ACRT’s analysis, management does not believe that any of its properties are impaired. SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” updates and clarifies the accounting and reporting for the impairment of assets held in use and to be disposed of. The Statement, among other things, requires ACRT to classify the operations and cash flow of properties to be disposed of as discontinued operations.

During the year ended December 31, 2004, ACRT incurred an impairment charge of $52,521 on the Memphis, Tennessee property leased to Federal Express Corp.

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

ACRT’s $5.5 million variable rate secured line-of-credit facility, which is scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to .5% per year on the unused portion of the commitment. On April 30, 2004 with the sale of the Memphis, Tennessee property leased to Federal Express Corp. the credit facility was reduced by $1,652,387which represented the collateral value of this property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. The total amount available under this facility after quarterly amortization and the sale of the Memphis property, is $3,095,165 and $2,247,613 has been drawn leaving a balance available for use of $847,552 as of December 31, 2004

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at December 31, 2004 was the full $5,500,000.

Since 1993, ACRT has raised, through the issuance of shares of Class A common stock, aggregate capital of approximately $30.5 million, and through the issuance of shares of Class B common stock, aggregate capital of approximately $1.56 million. The capital raised was used primarily to acquire properties and to retire indebtedness.

During 2003, ACRT completed a private offering of 1.05 million shares of Class A common stock for $12.00 per share. The total amount raised, net of offering costs, was approximately $11.1 million. In addition, ACRT sold approximately 166,000 shares of Class B common stock at prices ranging from $10.625 to $12.00 per share. The sale of shares of Class B common stock raised, net of offering costs, approximately $1.56 million. The proceeds from these offerings were used primarily to pay down the secured credit facility and to purchase the Montgomeryville, Pennsylvania property.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 22 properties and a limited partnership interest in an entity that owns a property. The gross purchase price, including assumed debt, is approximately $77.8 million, a portion of which will be paid to other parties who are either joint venture partners, minority interest holders or tenants in common of certain of the properties included in the transaction.

On February 2, 2005, ACRT entered into an amendment to the Agreement. The amendment provides for, among other items, (1) a reduction in the purchase price to approximately $65.2 million, subject to further adjustment, (2) the removal of certain assets from the transaction provided for in the Agreement, (3) elimination of a potential participation in revenue at one of the properties, and (4) the termination of the purchaser’s right to terminate the Agreement based upon its due diligence investigation. The properties and investments included in the amended Agreement are:

Montgomeryville, PA	Marietta, GA
Norcross, GA	Lilburn, GA
Overland Park, KS	San Antonio, TX
Wichita, KS	Plymouth, IN
Sacramento, CA	Memphis, TN
Levittown, PA (partnership interest)

ACRT anticipates that the sale of these properties and investment will close in the first half of 2005, subject to shareholder approval. Based on the current sales price in the amended Agreement, ACRT anticipates that the properties will be sold for an amount in excess of their combined carrying amounts and, therefore, will result in a gain for financial reporting purposes.

In addition to the above during 2005, ACRT entered into various contracts to sell additional properties and investments not included in the above Agreement. The purchasers of these properties include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	Philadelphia, PA
Paramus, NJ (partnership interest)	New York, NY (partnership interest)

On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000.

ACRT anticipates that the sale of these properties and investments will close in the first half of 2005. Based on the current sales prices, ACRT anticipates that all properties and investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

Dividends. In connection with its intention to continue to qualify as a REIT for federal income tax purposes, ACRT expects to continue paying regular dividends to its shareholders. These dividends are expected to be paid from operating cash flows and/or from other sources.

Dividends paid to common shareholders increased to $2.975 million in 2004, compared to $1.839 million in 2003 and $1.732 million in 2002. The increase is due both to an increase in the number of outstanding shares and an increase in the dividend rate to $0.24 per quarter during the second half of 2003.

ACRT believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in compliance with REIT requirements in both the short and long-term. In addition, ACRT anticipates that cash on hand and borrowings under its secured credit facility will provide the necessary capital for its operations. Cash flows from operations as reported in the Consolidated Statements of Cash Flows were $2.129 million, $2.371 million and $2.392 million for 2004, 2003 and 2002, respectively.

Net cash used in investing activities was $4.760 million in 2004 and $7.412 in 2003 and cash provided by investing activities was $396,000 in 2002. Cash used or provided in investing activities is related primarily to investments in real estate properties, investments in joint ventures or sales of same. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash provided by financing activities was $1.545 million in 2004 and $6.331 million in 2003. Net cash used in financing activities was $2.347 million in 2002. Cash provided by or used in financing activities during each year was primarily attributable to proceeds from equity offerings, mortgage financings, and advances under the secured credit facility. Net cash used was for repayments under the secured credit facility, dividends paid and debt service payments.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of December 31, 2004, a total of eight of ACRT’s twelve consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $32.38 million, including $13.66 million in variable interest rate mortgages. As of December 31, 2004, the weighted averaged interest rate on ACRT’s outstanding mortgages was 6.42%. The scheduled principal payments for the next five years are as follows:

2005	$817,688
2006	709,284
2007	738,533
2008	649,639
2009	544,358

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2006	$8,227,954
2007	3,820,638

The interest rates on ACRT’s outstanding indebtedness range from 4.26% (variable rate at December 31, 2004) to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, and have amounts available under its secured credit facility or obtain access to other capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

ACRT expects to continue to use property specific, non-recourse mortgages as it believes that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration, ACRT’s cash-on-cash returns increase and the exposure to residual valuation risk is reduced.

ACRT has also purchased interest rate caps in connection with its variable rate mortgages on the Sacramento, California and the Philadelphia, Pennsylvania property. The interest rate caps are coterminous with the mortgage and its notional amount is equal to the outstanding principal balance for the mortgage on the Sacramento mortgage and for fifity percent of the principal amount on the Philadelphia property. ACRT intends to continue to mitigate its interest rate risk by using interest rate caps or swaps in the future.

Lease Obligations

Since ACRT’s tenants bear all or substantially all of the cost of property operations and maintenance and repairs, ACRT does not anticipate significant need for cash for these costs. For three of the fourteen consolidated properties, ACRT has a certain level of property operating expense responsibility. To the extent there is a vacancy in a property, ACRT would be obligated to pay for all operating expenses, including real estate taxes and insurance.

Results of Operations

	Year Ended December 31,			Favorable (Unfavorable)
Selected Income Statement Data	2004	2003	2002	2004-2003	2003-2002
	(Dollars in thousands)
Rental revenue	$6,956	$6,000	$7,608	$955	$(1,608)
Interest income	145	59	53	86	6
Miscellaneous income	2	52	—	(50)	52
Equity in income of unconsolidated subsidiaries	1,185	814	551	371	263
Interest expense	2,175	2,089	2,820	(86)	731
Depreciation and amortization expense	1,240	950	1,218	(290)	268
Management fees-affiliate	693	607	519	(86)	(88)
Property operating expenses	1,197	1,111	1,580	(86)	(469)
General and administrative	196	132	96	(64)	(36)
Stock based compensation	299	—	—	(299)	—
Professional expenses	507	138	128	(369)	(10)
Other expenses	121	168	172	47	4
Income from continuing operations before gain on sale of property and minority interest	1,859	1,730	1,679	129	51
Gain on sale of property	—	—	11	—	(11)
Minority interest in earning of subsidiaries	222	268	467	46	199
Income from discontinued operations	32	225	219	(193)	6
Net income	1,669	1,687	1,442	(18)	245

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The major variance between 2004 and 2003 is attributable to the properties purchased in 2003 and 2004 and to a full year of income for the investment in unconsolidated subsidiaries purchased in 2003 and, though to a lesser extent than the 2003 to 2002 comparison, the deconsolidation of the Rochelle Park property. Rental revenue increased $956,000 due primarily to $1.5 million from the Montgomeryville and Philadelphia, Pennsylvania properties purchased in December 2003 and March 2004 offset by $530,000 due to the deconsolidation of the Rochelle Park property in 2003.

Interest income increased by $86,000 due to payments of interest on the Montgomeryville and Willow Grove notes. Miscellaneous income decreased due to payment of a non-recurring insurance settlement and a right of way settlement involving the Marietta, Georgia property in 2003. Equity in income of unconsolidated subsidiaries increased by $371,000 due to a $126,000 increase in income from the Rochelle Park property, an $82,000 increase from the Paramus property which was purchased in May of 2003, a $156,000 increase from the Fort Washington property which was under construction in 2003 and did not start receiving rent until 2004, and a $42,000 increase from the ARC International Fund II investment which was made in March 2004 offset by a $35,000 decrease from Triangle Plaza due mainly to bad debt reserves related to tenant reimbursements for sidewalk repairs.

Interest expense increased $86,000 due to $228,000 in interest expense on the Philadelphia property purchased in March 2004, offset by $141,000 due to the deconsolidation of the Rochelle Park property. Depreciation and amortization expense increased by $290,000, of which $346,000 is attributable to from the Montgomeryville and Philadelphia properties purchased in December 2003 and March 2004, respectively, and higher amortization of mortgage and finance costs, offset by $84,000 due to the Rochelle Park deconsolidation.

Management fees increased by $86,000, which is primarily attributable to additional properties purchased in the second half of 2003 and in 2004. Property operating expenses increased by $86,000, of which $307,000 is due to the properties purchased in 2003 and 2004, and offset by $221,000 due to the Rochelle Park deconsolidation. General and administrative expenses increased by $64,000 primarily due to $17,000 in higher board of directors fees and travel expenses due to an increase in fees and to an additional board meeting in June 2004 and higher business related travel, and $47,000 due primarily to higher Directors and Officers liability insurance, stationary and printing costs.

Stock based compensation of $299,000 was recorded in 2004 due to modifications made to the 1997 Stock Option Plan. Professional expenses increased by $369,000 due to a $178,000 increase in legal fees primarily associated with trademark protection, SEC reporting requirements and the proposed asset sale and $176,000 increase in accounting and consulting fees associated with the SEC reporting requirements and the proposed asset sale.

Minority interest in earnings of subsidiaries decreased by $46,000 due primarily to the deconsolidation of the Rochelle Park property. Income from discontinued operations decreased by $193,000 due to the sale of the Memphis, Tennessee property leased to Federal Express Corp. on April 30, 2004 and to the $52,000 impairment charge taken on the property prior to sale.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Overall, the major variances between 2003 and 2002 are attributable to the deconsolidation of the Rochelle Park property and additional investments in unconsolidated subsidiaries made in 2003. The Rochelle Park deconsolidation accounts for $1.671 million of the decrease in rental revenue offset by higher property operating expense reimbursements on the remaining consolidated properties. Miscellaneous income was $52,000 in 2003 due to an insurance settlement and a settlement to a right of way matter. The increase in equity in income of unconsolidated subsidiaries and undivided interests is due to investments in new joint ventures (Levittown and Paramus) in 2003, which accounts for $107,000 of the increase and to the inclusion of $170,000 of Rochelle Park property income due to the deconsolidation for most of 2003.

The decrease in interest expense is mainly attributable to the deconsolidation of the Rochelle Park property, which accounted for $438,000 of the decrease. In addition, the decrease was due to lower balances outstanding on the secured credit facility and to lower interest rates overall in 2003. The lower interest rates included lower interest rates on the secured credit facility and on the mortgage on the Sacramento and Charlotte, North Carolina properties, both of which are variable interest mortgages. Depreciation and amortization decreased by $268,000 due mainly to the Rochelle Park deconsolidation.

Management fees increased by $88,000 in 2003 due to $45,000 in increased management fees from the Fort Washington, Levittown and Paramus investments during 2003 and to a $43,000 increase due to the net asset revaluation for 2003. Property operating expenses decreased by $469,000 due the deconsolidation of the Rochelle Park property which resulted in a $572,000 decrease offset primarily by higher property operating expenses for the Overland Park property which was reimbursed by the tenants.

General and administrative increased by $36,000 due to higher board of director fees, travel expense and printing costs.

Other expenses decreased by $4,000 due primarily to a $99,000 write off of the minority interest asset on the Overland Park property, $48,000 of loss on the interest rate cap for the Sacramento property and $6,000 higher state tax, offset by a $157,000 loss for the early retirement of the Memphis and Sacramento property mortgages in 2002. Minority interest in earnings of subsidiaries decreased by $199,000 due primarily to the deconsolidation of the Rochelle Park property.

Any increase in net income in future periods will be closely tied to the level of acquisitions made by ACRT and to a lesser extent to rent increases on existing tenants. Without acquisitions, growth in net income is dependent on rent increases from existing tenants, reduced interest expense on amortizing mortgages and by controlling variable overhead costs. However, there are many factors beyond management’s control that could offset these items including, without limitation, increased interest rates on variable rate debt ($10.4 million as of December 31, 2003 at a weighted average interest rate of 3.07%) and tenant monetary defaults.

Inflation

A majority of ACRT’s long-term leases contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling ACRT to receive scheduled fixed base rent increases and base rent increases based upon the consumer price index. In addition, most of ACRT’s leases require the tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing ACRT’s exposure to increases in costs and operating expenses resulting from inflation.

Environmental Matters

Based upon management’s ongoing review of its properties, management is not aware of any environmental conditions with respect to any of ACRT’s properties, which would be reasonably likely to have a material adverse effect on ACRT. There can be no assurance, however, that the discovery of environmental conditions which were previously unknown, changes in law, the conduct of tenants or activities relating to properties in the vicinity of ACRT’s properties, will not expose ACRT to material liability in the future. Changes in law increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of ACRT’s tenants, which would adversely affect ACRT’s consolidated financial condition and results of operations.

Funds from Operations

ACRT believes that Funds from Operations (“FFO”) enhances an investors understanding of ACRT’s financial condition, results of operations and cash flows. ACRT believes that FFO is an appropriate but limited measure of the performance of an equity REIT. FFO is defined in the April 2002 “White Paper” issued by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as “net income (or loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from the sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

The following table reflects the calculation of ACRT’s FFO and cash flow activities for each of the years in the three year period ended December 31, 2004.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Income from continuing operations before minority interests	$1,859	$1,730	$1,689
Depreciation and amortization of real estate	1,109	856	1,088
Gain on sale of properties	—	—	(11)
Amortization of leasing commissions	14	14	14
Joint venture adjustment-depreciation	583	418	171
Joint venture adjustment-amortization of leasing commissions	22	22	22
Funds from Operations	3,587	3,040	2,973
Cash flow provided by operating activities	$2,129	$2,371	$2,392
Cash flow (used in) investing activities	(4,760)	(7,412)	(396)
Cash flow provided by (used in) financing activities	1,545	6,331	(2,347)

Recently Issued Accounting Standards

On December 24, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. An enterprise’s obligation to absorb a majority of the economic risks of a variable interest entity (“VIE”), measured as its expected losses, or, if no party has an obligation to absorb a majority of the VIE’s economic risks to receive a majority of the VIE’s economic rewards, measured as its expected residual returns, requires the entity to consolidate the VIE. The enterprise that consolidates the VIE is termed the primary beneficiary in FIN 46R. ACRT adopted the requirements of FIN 46R related to certain of its investments as of March 31, 2004. FIN 46R did not have any impact on ACRT’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock-Based Compensation.” The statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement is effective as of the beginning of the third quarter of 2005. Management does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position or results of its operations.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT has investments in various real estate joint ventures with varying structures. These investments include ACRT’s non-controlling interests in Triangle Plaza II, LLC (Notes to Consolidated Financial Statements: Note 5), Fort Washington Fitness, L.P. (Notes to Consolidated Financial Statements: Note 6), Levittown ARC, LP (Notes to Consolidated Financial Statements: Note 7), Willow Grove ACRT, LLC (Notes to Consolidated Financial Statements: Note 10) and ARC International Fund II, LP (Notes to Consolidated Financial Statements: Note 11) and its undivided interests in the Rochelle Park property (Notes to Consolidated Financial Statements: Note 8) and the Paramus property (Notes to Consolidated Financial Statements: Note 9).

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

Contractual Obligations

		Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
Long-Term Debt Obligations	$32,377,883	$817,688	$13,496,409	$1,193,997	$16,869,789
Lines of Credit	2,247,613	—	2,247,613	—	—

TOTAL:	$34,625,496	$817,688	$15,744,022	$1,193,997	$16,869,789

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACRT’s exposure to market risk relates to its variable rate debt. As of December 31, 2004 and 2003, ACRT had three variable rate mortgages and two variable rate mortgages outstanding totaling $13.661 million and $8.613 million, respectively. These mortgages bear interest at LIBOR plus 206 basis points (4.07% per year at December 31, 2004 on $4.195 million) to LIBOR plus 225 basis points (4.21% at December 31, 2003 on $4.208 million). Had the LIBOR rate been 100 basis points higher during 2004, ACRT’s net income would have been reduced by approximately $137,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.195 million mortgage balance at December 31, 2004, which effectively caps the LIBOR rate at 7.45% per year and 50% of the notional amount of the $5.257 million mortgage balance at December 31, 2004, which effectively caps the LIBOR rate of 9.2% per year.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ARC Corporate Realty Trust, Inc.:

We have audited the consolidated financial statements of ARC Corporate Realty Trust, Inc. and subsidiaries as listed in the accompanying index to financial statements. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Corporate Realty Trust, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York

February 10, 2005

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS
Properties
Land	$14,515,922	$12,825,420
Buildings and improvements	45,068,320	38,994,972

	59,584,242	51,820,392
Less accumulated depreciation	6,401,456	5,875,038

	53,182,786	45,945,354
Investment in unconsolidated subsidiaries and undivided interests	7,797,437	7,389,731

Total property and property investments	60,980,223	53,335,085
Cash and cash equivalents, including restricted cash of $424,035 in 2004 and $375,817 in 2003	860,299	1,946,171
Deferred rent receivable	1,130,154	1,028,526
Rent receivable	236,867	246,716
Notes receivable-tenants	369,608	411,660
Notes receivable	800,000	795,000
Prepaid expenses and other assets	322,159	364,822
Deferred financing and other fees, net of accumulated amortization of $624,597 in 2004 and $508,305 in 2003	522,540	396,810
Deferred leasing costs, net of accumulated amortization of $116,353 in 2004 and $102,189 in 2003	96,114	110,278

Total assets	$65,317,964	$58,635,068

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgage notes payable	$32,377,883	$27,778,877
Lines of credit	2,247,613	1,750,000
Due to related parties	45,061	298,205
Acquired unfavorable leases, net	2,815,460	—
Unearned rental revenue	31,250	—
Accounts payable and accrued expenses	851,859	704,836

	38,369,126	30,531,918
Minority interests in unconsolidated subsidiaries and undivided interests	30,972	34,857

Total liabilities and minority interests	38,400,098	30,566,775

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized 40,000,000 shares
Class A shares – 5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares – 5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,131,223
Deferred compensation plan	299,172	—
Accumulated distributions in excess of net income	(5,491,083)	(4,066,278)

Total shareholders’ equity	26,917,866	28,068,293

Total liabilities and shareholders’ equity	$65,317,964	$58,635,068

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	December 31,
	2004	2003	2002
Revenues
Rental revenues	$6,215,286	$5,366,660	$6,950,534
Real estate tax reimbursements	740,567	633,276	657,733
Equity in income of unconsolidated subsidiaries and undivided interests	1,184,828	814,695	550,912
Interest income	144,911	58,666	53,405
Miscellaneous income	1,650	52,170	—

Total revenues	8,287,242	6,925,467	8,212,584

Expenses
Interest expense	2,174,908	2,089,472	2,819,728
Depreciation and amortization	1,240,366	949,793	1,218,425
Management fees – affiliate	693,132	607,146	519,225
Real estate taxes	763,740	670,226	786,612
Property operating expenses	432,920	440,500	793,270
General and administrative expenses	195,464	132,460	96,459
Stock based compensation	299,172	—	—
Professional expenses	507,447	137,661	128,445
Other expenses	23,924	99,787	156,724
Loss on interest rate cap, net	69,866	47,287	—
State and local taxes	26,989	21,486	15,120

Total expenses	6,427,928	5,195,818	6,534,008

Income from continuing operations before gain on sale of property and minority interests	1,859,314	1,729,649	1,678,576
Gain on sale of property	—	—	10,884

Income from continuing operations before minority interests	1,859,314	1,729,649	1,689,460
Minority interests in earnings of subsidiaries	222,350	267,902	467,003

Income from continuing operations	1,636,964	1,461,747	1,222,457
Income from discontinued operations	31,795	225,435	219,757

Net income allocable to Class A and Class B common shareholders	$1,668,759	$1,687,182	$1,442,214

Net income per share from continuing operations - basic	$0.49	$0.58	$0.57
Net income per share from discontinued operations - basic	0.01	0.09	0.10

Net income per share – basic	$0.50	$0.67	$0.67

Net income per share from continuing operations – diluted	$0.43	$0.58	$0.57
Net income per share from discontinued operations – diluted	0.01	0.09	0.10

Net income per share – diluted	$0.44	$0.67	$0.67

Weighted average shares outstanding – basic	3,349,000	2,518,000	2,165,000
Weighted average shares outstanding – diluted	3,851,000	2,518,000	2,165,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Deferred Compensation Plan	Accumulated Distributions In Excess of Net Income	Total Shareholders’ Equity
Balance, January 1, 2002	$2,169	$—	$19,423,353	$—	$(3,623,579)	$15,801,943
Offering costs	—	—	(1,245)	—	—	(1,245)
Retirements	(5)	—	(44,995)	—	—	(45,000)
Net income	—	—	—	—	1,442,214	1,442,214
Dividends paid	—	—	—	—	(1,732,478)	(1,732,478)

Balance, December 31, 2002	2,164	—	19,377,113	—	(3,913,843)	15,465,434
Sale of common stock	1,019	166	14,064,020	—	—	14,065,205
Offering costs	—	—	(1,300,911)	—	—	(1,300,911)
Retirements	(1)	—	(8,999)	—	—	(9,000)
Net income	—	—	—	—	1,687,182	1,687,182
Dividends paid	—	—	—	—	(1,839,617)	(1,839,617)

Balance, December 31, 2003	3,182	166	32,131,223	—	(4,066,278)	28,068,293
Offering costs	—	—	(24,794)	—	—	(24,794)
Amortization of stock based compensation	—	—	—	299,172	—	299,172
Net income	—	—	—	—	1,668,759	1,668,759
Dividends	—	—	—	—	(3,093,564)	(3,093,564)

Balance, December 31, 2004	$3,182	$166	$32,106,429	$299,172	$(5,491,083)	$26,917,866

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003	2002
Cash Flows From Operating Activities:
Net income	$1,668,759	$1,687,182	$1,442,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,246,354	1,008,328	1,276,960
Amortization of stock based compensation	299,172	—	—
Amortization of acquired unfavorable lease	(181,335)	—	—
Minority interest in earnings of subsidiaries	222,350	267,902	467,003
Impairment charge on disposed property	52,521	—	—
Write off TMD minority interest	23,924	99,787	—
Loss on interest rate cap	69,866	47,287	—
Equity in income of unconsolidated subsidiaries and undivided interests	(1,184,828)	(814,695)	(550,912)
Gain on sale of property	—	—	(10,884)
(Increase) decrease in assets:
Rent receivable	9,849	(8,137)	(22,578)
Deferred rent receivable	(101,628)	(37,560)	(96,590)
Prepaid expenses and other assets	6,669	(8,349)	(1,421)
Increase (decrease) in liabilities:
Due to related parties, net	(43,469)	43,470	—
Accounts payable and accrued expenses	9,462	157,950	(52,754)
Unearned rental revenue	31,250	(72,336)	(58,751)

Net cash provided by operating activities	2,128,916	2,370,829	2,392,287

Cash Flows From Investing Activities:
Payments for tenant improvements	(146,971)	—	—
Additions to fixed assets	—	—	(76,959)
Net proceeds from sale of property	2,310,027	—	21,414
Due to related party, net	(209,675)	82,602	127,071
Acquisition of properties	(7,527,285)	(6,936,939)	—
Investments in unconsolidated subsidiaries and undivided interests	(753,655)	(3,072,234)	(1,105,000)
Distributions from unconsolidated subsidiaries and undivided interests	1,530,778	3,361,549	602,998
Deconsolidation of Rochelle Park cash	—	(90,159)	—
Increase in notes receivable	(650,000)	(795,000)	—
Decrease of notes receivable	645,000	—	—
Principal payments on notes receivable-tenants	42,052	37,877	34,118

Net cash used in investing activities	(4,759,729)	(7,412,304)	(396,358)

Cash Flows From Financing Activities:
Mortgage notes principal amortization	(700,994)	(608,802)	(809,679)
Mortgage notes principal payoff	—	—	(3,842,236)
Borrowings under mortgage notes payable	5,300,000	—	4,414,500
Lines of credit, net	497,613	(4,288,090)	1,185,590
Borrowings under note payable	—	—	500,000
Purchase of interest rate cap	(56,500)	(99,800)	—
Decrease in placement deposit payable	—	—	(12,708)
Due from escrow agent	—	1,307,470	(1,307,470)
Deferred financing and other fees	(264,222)	(81,919)	(155,040)
Distributions to minority interest owners	(250,159)	(250,159)	(541,620)
Sale of common stock - Class A	—	12,211,050	—
Sale of common stock - Class B	—	1,218,178	—
Stock retirements	—	(9,000)	(45,000)
Offering costs paid - Class A	(5,310)	(1,098,609)	(1,245)
Offering costs paid - Class B	—	(129,882)	—
Dividends paid	(2,975,487)	(1,839,617)	(1,732,478)

Net cash provided by (used in) financing activities	1,544,941	6,330,820	(2,347,386)

Change in cash and cash equivalents	(1,085,872)	1,289,345	(351,457)
Cash and cash equivalents, beginning of year	1,946,171	656,826	1,008,283

Cash and cash equivalents, end of year	$860,299	$1,946,171	$656,826

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$2,160,465	$2,128,866	$2,831,265

Non-Cash Financing Activities:
Conversion of note payable to Class B common stock	$—	$500,000	$—

Conversion of placement deposit to Class B common stock	$—	$63,557	$—

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	GENERAL

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

Through December 31, 2004, ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $ 30,545,106 to ACRT. In addition, ACRT has raised $1,781,735 of gross proceeds representing 166,397 Class B shares from one investor, which, net of offering costs, has yielded $1,564,671 to ACRT.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 22 properties and a limited partnership interest in an entity that owns a property. The gross purchase price, including assumed debt, is approximately $77.8 million, a portion of which will be paid to other parties who are either joint venture partners, minority interest holders or tenants in common of certain of the properties included in the transaction.

On February 2, 2005, ACRT entered into an amendment to the Agreement. The amendment provides for, among other items, (1) a reduction in the purchase price to approximately $65.2 million, subject to further adjustment, (2) the removal of certain assets from the transaction provided for in the Agreement, (3) elimination of a potential participation in revenue at one of the properties, and (4) the termination of the purchaser’s right to terminate the Agreement based upon its due diligence investigation. The properties and investments included in the amended Agreement are:

Montgomeryville, PA	Marietta, GA
Norcross, GA	Lilburn, GA
Overland Park, KS	San Antonio, TX
Wichita, KS	Plymouth, IN
Sacramento, CA	Memphis, TN
Levittown, PA (partnership interest)

ACRT anticipates that the sale of these properties and investment will close in the first half of 2005, subject to shareholder approval. Based on the current sales price in the amended Agreement, ACRT anticipates that the properties will be sold for an amount in excess of their combined carrying amounts and, therefore, will result in a gain for financial reporting purposes.

In addition to the above during 2005, ACRT entered into various contracts to sell additional properties and investments not included in the above Agreement (see Note 24). The purchasers of these properties include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	Philadelphia, PA
Paramus, NJ (partnership interest)	New York, NY (partnership interest)

ACRT anticipates that the sale of these properties and investments will close in the first half of 2005. Based on the current sales prices, ACRT anticipates that all properties and investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACRT, its wholly-owned subsidiaries and those majority-owned subsidiaries in which ACRT can exercise control. Investments in non-controlled entities, which include Triangle Plaza II, LLC (Note 5), Fort Washington Fitness, LP (Note 6), Levittown ARC, LP (Note 7), Willow Grove ACRT, LLC (Note 10) and ARC International Fund II, LP (Note 11) are accounted for under the equity method of accounting. Additionally, ACRT’s undivided interests in the Rochelle Park property (Note 8) and the Paramus property (Note 9) are accounted for under the equity method, as ACRT maintains joint control over the properties.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the equity method, ACRT’s investment increases as a result of contributions and its allocable share of net income and decreases as a result of distributions and its allocable share of net losses. All significant intercompany balances and transactions have been eliminated in consolidation and in the use of the equity method of accounting.

b.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.	Properties - Properties are carried at cost which includes the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings are depreciated on a straight-line basis over their estimated useful lives, which are 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT is amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2d).

d.	Purchase Accounting for the Acquisition of Real Estate – In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002, the fair value of real estate acquired is allocated to the acquired tangible assets, consisting of land and building and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

e.	Impairment - ACRT continually assesses the recoverability of its properties by determining whether the costs can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured by comparing the carrying amounts to the fair values of such properties. The evaluation includes reviewing anticipated cash flows of the properties, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sales proceeds is highly subjective and such estimates could differ materially from actual results.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” updates and clarifies the accounting and reporting for the impairment of assets held in use and to be disposed of. The Statement, among other things, requires ACRT to classify the operations of properties to be disposed of as discontinued operations.

During the year ended December 31, 2004, ACRT sold one property located in Memphis, Tennessee, previously designated as to be disposed and for which an impairment charge of $52,521 had been recorded, for aggregate net proceeds of $2,310,027 which resulted in no gain or loss on the sale for financial reporting purposes. As of December 31, 2004, ACRT had no other properties designated as to be disposed.

The following presents the operating results for the property sold for the applicable periods:

	Years Ended December 31,
	2004	2003	2002
Revenues	$92,804	$366,932	$364,218
Net Income	31,795	225,435	219,757

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

f.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

Cash and cash equivalent balances may exceed insurable limits. ACRT believes it mitigates risk by investing in or through major financial institutions.

g.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

h.	Amortization - Deferred financing and other fees are amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs are amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments are amortized over the estimated useful life of the underlying real estate assets.

i.	Income Taxes - ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant, as applicable.

j.	Revenue Recognition - Rental revenue from tenant operating leases which provide for scheduled rental increases are recognized on a straight-line basis over the term of the respective leases.

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

k.	Derivative Instruments and Hedging Activities - ACRT adopted the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, in 2001. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

l.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Years Ended December 31, (in thousands)
	2004	2003	2002
Total weighted average Class A common shares	3,183	2,392	2,165
Total weighted average Class B common shares	166	126	—

Weighted average number of common shares used in calculation of basic earnings per share	3,349	2,518	2,165

Shares issuable upon exercise of stock options (15% of outstanding common shares)	502	—	—

Weighted average number of common shares used in calculation of diluted earnings per share	3,851	2,518	2,165

m.	Recent Accounting Pronouncements – On December 24, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. An enterprise’s obligation to absorb a majority of the economic risks of a variable interest entity (“VIE”), measured as its expected losses, or, if no party has an obligation to absorb a majority of the VIE’s economic risks to receive a majority of the VIE’s economic rewards, measured as its expected residual returns, requires the entity to consolidate the VIE. The enterprise that consolidates the VIE is termed the primary beneficiary in FIN 46R. ACRT adopted the requirements of FIN 46R related to certain of its investments as of March 31, 2004. FIN 46R did not have any impact on ACRT’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock-Based Compensation.” The statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement is effective as of the beginning of the third quarter of 2005. Management does not believe that the adoption of this pronouncement will have a material effect on its consolidated financial position or results of its operations.

n.	Stock-based Compensation – On May 21, 2004, ACRT shareholders approved revisions to ACRT’s 1997 Stock Option Plan which extended the life of ACRT’s stock options from ten to fifteen years and removed all restrictions on their exercise on April 1, 2008 or upon the occurrence of certain earlier events. However, the total number of options exercised cannot exceed fifteen percent of the outstanding shares at the exercise date.

Accordingly, ACRT will recognize compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the year ended December 31, 2004, ACRT recognized stock based compensation expense totaling $299,172.

Compensation expense was calculated using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option.

o.	Fair Value of Financial Instruments

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

p.	Industry Segments – ACRT operates in one industry segment, investments in credit lease properties.

q.	Environmental Matters – Based upon management’s ongoing review of its properties, management is not aware of any environmental conditions with respect to any of ACRT’s properties, which would be reasonably likely to have a material adverse effect on ACRT. There can be no assurance, however, that the discovery of environmental conditions which were previously unknown, changes in law, the conduct of tenants or activities relating to properties in the vicinity of ACRT’s properties, will not expose ACRT to material liability in the future. Changes in law increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of ACRT’s tenants, which would adversely affect ACRT’s consolidated financial condition and results of operations.

3.	OFFERING COSTS

Costs incurred to sell Class A and Class B shares consisting of selling commissions, placement fees, printing and other costs related to marketing shares for sale are considered selling and offering expenses. These costs were charged directly to shareholders’ equity.

Pursuant to the terms of the agreement with the managing broker-dealer for ACRT’s second private placement offering which began on April 2, 1998 and expired on October 1, 1999, ACRT issued 33,490 warrants to the managing broker-dealer or its designees. The 33,490 warrants issued represented 7% of the shares sold in the offering and have an exercise price of $9.30 with a term of 10 years.

Pursuant to the terms of the agreement with the managing broker-dealer for ACRT’s third private placement offering which began on May 23, 2003, ACRT will issue to the managing broker–dealer or its designees, stock warrants equal to 7% of the total shares sold by the soliciting dealers. The stock warrants will have a term of 10 years and an exercise price of $10.98. As of December 31, 2003, this represented approximately 71,000 warrants. The fair value of the stock warrants of $1.02 per share is reflected in offering costs on the accompanying consolidated statements of shareholders’ equity.

As of December 31, 2004 and 2003, no stock warrants have been exercised.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	PROPERTIES AND PROPERTY INVESTMENTS

On June 29, 1994, ACRT paid $2,650,000 plus acquisition fees and other expenses to purchase a 30,000-square-foot office building at 3400 Prescott Road, Memphis, Tennessee leased to Federal Express Corp. On April 30,2004 ACRT sold this property for approximately $2,325,000.

On July 1, 1994, ACRT paid $1,425,000 plus acquisition fees and other expenses to purchase a 14,294-square-foot retail building at 2644 James Road, Memphis, Tennessee leased 87.76% to Walgreen Co. and 12.24% to H&R Block, Eastern Tax Services.

On December 1, 1994, ACRT paid $4,550,000 plus acquisition fees and other expenses to purchase a 40,145-square-foot retail building at 1700 Challenge Way, Sacramento, California leased to GART Sports Company (successor by merger to Sportmart Inc.). In 2003, GART Sports Company merged with The Sports Authority.

On August 28, 1995, ACRT paid $1,989,000 plus its pro rata share of the mortgage, plus acquisition fees and other expenses, to acquire limited partnership units representing a 51% interest in a 80,000-square-foot office building at 222 Route 17 North, Rochelle Park, New Jersey with a total cost of $11,780,000 leased to Bergen County Board of Social Services. The General Partner of the Partnership owns 1% of the interests and is an affiliate of the advisor and the remaining 48% of the interests are limited partnership interests held by unrelated investors. On April 1, 2003, ACRT converted its 51% limited partnership interest in Rochelle Park Investors, LP into undivided interests owned by Rochelle ACRT 1, LLC and Rochelle ACRT 2, LLC, both wholly owned subsidiaries of ACRT (Note 8).

On December 15, 1995, ACRT paid $3,495,000 plus acquisition fees and other expenses to purchase a 105,600-square-foot industrial building at 2000 Walter Glaub Drive, Plymouth, Indiana leased to United Technologies Automotive.

On December 29, 1995, ACRT paid $2,817,500 plus acquisition fees and other expenses to purchase a 34,414-square-foot retail building at 6963 Northwest Loop 410, San Antonio, Texas leased to Sears, Roebuck and Co.

On April 24, 1996, ACRT paid $1,800,750 plus acquisition fees and other expenses to purchase a 22,359-square-foot office building at Oakbrook Business Park, Norcross, Georgia leased to AT&T Wireless PCS Inc.

On August 20, 1996, ACRT, through a wholly owned subsidiary, acquired a 49.95% interest in TMD Development, LLC (“TMD”) for $1,223,500 cash plus the assumption of its pro rata portion of the existing debt, plus acquisition fees and other expenses. TMD was a previously existing entity which owns and operates an 80,028-square-foot retail facility located in Overland Park, Kansas leased to Bed, Bath & Beyond and Borders, Inc.

On December 31, 1996, ACRT, through a wholly owned subsidiary, acquired a 70.00% interest in Rebox Development, LLC (“Rebox”) for $891,695 cash plus the assumption of its pro rata portion of the existing debt, plus acquisition fees and other expenses. Rebox was a previously existing entity, which owns a 68,037-square-foot retail facility in Wichita, Kansas leased to OfficeMax, Inc. and Circuit City, Inc.

On March 31, 1997, ACRT paid $1,315,000 plus acquisition fees and other expenses to purchase a 7,488-square-foot retail building at State Highway 120 and Barrett Parkway, Marietta, Georgia leased to Hollywood Video.

On September 24, 1997, ACRT paid $5,958,000 plus acquisition fees and other expenses to purchase a 66,925-square-foot retail building at State Highway 78 and Paxton Drive, Lilburne, Georgia leased to OfficeMax, Inc. and The Sports Authority, Inc. In 2003, The Sports Authority merged with GART Sports Company.

On June 9, 1998, ACRT acquired a 40% interest in Triangle Plaza II, LLC (Note 5).

On December 28, 2000, ACRT paid $7,800,000 plus acquisition fees and other expenses to purchase seven medical office buildings totaling 58,295 square feet in the Charlotte, North Carolina area leased to CaroMont Medical Group, Inc. On June 29, 2001, the Mount Holly, North Carolina property was sold; on September 10, 2001 the Cherryville, North Carolina property was sold; and on October 9, 2001 the McAdenville, North Carolina property was sold, leaving four buildings remaining with a total square footage of 45,430.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 24, 2002, ACRT acquired a 50% limited partnership interest in Fort Washington Fitness, LP (Note 6).

On March 7, 2003, ACRT acquired a 20% limited partnership interest in Levittown ARC, LP (Note 7).

On May 21, 2003 ACRT acquired a 40% undivided interest in a 154,768-square-foot retail property in Paramus, NJ (Note 9).

On December 31, 2003, ACRT paid $6,900,000 plus acquisition fees and other expenses to purchase a 41,041-square-foot retail building located on Route 309 in Montgomeryville, Pennsylvania leased to A.C. Moore and Thomasville Furniture. ACRT allocated $270,803 of the purchase price to intangibles, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

On March 4, 2004, ACRT paid $7,067,000 plus acquisition fees and other expenses to purchase a 22,743 square foot retail condominium in a building located on Rittenhouse Square between 18th and 17th Street in Philadelphia, Pennsylvania leased to Barnes & Noble, Inc. An option to purchase the property from the third party owner was originally held by an affiliate of the Chairman and President of ACRT. The purchase price included $1,000,000, which was paid to that affiliate by ACRT in connection with the assignment of the option to ACRT. ACRT has recorded a $2,996,994 acquired unfavorable lease liability on this property in connection with the acquisition.

On March 31, 2004, ACRT acquired an 11.2% limited partnership interest in ARC International Fund II, LP. An affiliate of the Chairman and President of ACRT is the general partner of ARC International (Note 11).

On April 30, 2004, ACRT sold the Memphis, Tennessee property leased to Federal Express for $2,325,000 resulting in net proceeds to ACRT of approximately $2,310,000 after costs and expenses, which resulted in no gain or loss for financial reporting purposes.

The following pro forma operating information for the years ended December 31, 2004 and 2003 has been prepared as if all ACRT acquisitions and dispositions in 2004 and 2003 had been consummated as of January 1, 2004. The information does not purport to be indicative of what the operating results of ACRT would have been had the acquisitions and dispositions been consummated on January 1, 2004. Proforma results are as follows:

	2004	2003
	(dollars in thousands, except for per share data)
Revenues	$8,464	$8,792
Net Income	1,743	2,507
Net Income per share-basic	.52	1.00
-diluted	.45	1.00

5.	INVESTMENT IN TRIANGLE PLAZA II

On June 9, 1998, ACRT, through a wholly owned subsidiary, acquired a 40% interest in Triangle Plaza II, LLC (“Triangle”), for an initial equity investment of $4,473,900 at completion. Triangle owns a 139,294-square-foot retail complex in College Point (Queens), New York City, which was completed in July 1999. The complex is leased to Toys R Us—Delaware Inc. (for use as a Toys R Us and Kids R Us facility) and National Amusements, Inc. In March of 2000, Triangle purchased the land under the property for approximately $10,200,000. The land was previously subject to a ground lease.

ACRT’s investment in Triangle Plaza II includes costs capitalized by ACRT in the amount of $901,829. This amount, which includes the acquisition fee of $572,520 paid to an affiliate of ACRT and capitalized interest totaling $308,830, is not reflected in the underlying equity of Triangle and is being amortized over the estimated useful life of the underlying asset, which is 39 years. Amortization expense in the amount of $23,124 has been recorded in each of 2004, 2003 and 2002 and charged against ACRT’s equity in income of unconsolidated subsidiaries and undivided interests. ACRT earns a 12% preferred return on its investment in Triangle in the form of distributions and, after a similar preferred return to the other member, receives 40% of distributable cash flow attributable to base rent and recoveries and 20% of all percentage rents. ACRT received distributions of $598,964 (2004), $464,256 (2003) and $474,075 (2002) from cash flows attributable to base rent and recoveries, ACRT also received $83,647 (2004), $99,464 (2003) and $128,923 (2002) in percentage rent distributions. The percentage rent distribution received in 2002 also covers the period 2000 through 2001.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 2000, Triangle refinanced the property. The refinancing produced excess distributable capital proceeds of $1,433,409, of which $1,427,156 was distributed to ACRT in 2000, thereby reducing ACRT’s contributed capital to $3,046,744. The following is the summary balance sheet information of Triangle Plaza II, LLC as of December 31, 2004 and 2003:

	2004	2003
Total Assets	$29,945,219	$30,370,348
Total Liabilities	26,021,652	26,287,340

The following is the summary income statement information of Triangle Plaza II, LLC for the years ended December 31, 2004, 2003 and 2002:

	2004	2003	2002
Rental Revenue	$4,866,633	$4,689,591	$4,494,931
Interest and Other income	2,478	3,908	8,781
Operating Expenses	1,207,706	948,740	654,439
Interest Expense	1,918,285	1,934,115	1,953,997
Depreciation and Amortization	710,885	710,885	710,886
Net Income	1,032,235	1,099,759	1,184,390

6.	INVESTMENT IN FORT WASHINGTON

On December 24, 2002, ACRT through a wholly owned subsidiary, acquired a 50% limited partnership interest in Fort Washington Fitness, LP (“Fort Washington”) for $1,000,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to Fort Washington. Fort Washington owns a property located in Fort Washington, Pennsylvania, which consists of a 41,000-square-foot LA Fitness Center (built by LA Fitness, the tenant). The property was completed in November 2003 and the LA Fitness lease rent commencement date was January 2, 2004. Due to the rent commencement date, no income was recorded in 2003.

ACRT’s investment in Fort Washington includes an acquisition fee of $105,000 paid to an affiliate of ACRT, which is not reflected in the underlying equity of Fort Washington. This amount is being amortized over the estimated useful life of the underlying asset.

ACRT will earn a 12% preferred return on its investment in Fort Washington from the date of investment in the form of distributions and, after a similar preferred return to the other partners, will receive 50% of the remaining distributable cash flow. There were no distributions made on this investment in 2003. As of December 31, 2004, ACRT received distributions of $277,053.

The following is the summary balance sheet information of Fort Washington as of December 31, 2004 and 2003:

	2004	2003
Total Assets	$6,359,841	$5,860,980
Total Liabilities	5,041,678	4,582,634

The following is the summary income statement information of Fort Washington for the year ended December 31, 2004. Due to the rent commencement date of January 2, 2004, there was no income statement activity for 2003.

2004
Rental Revenue	$743,654
Operating Expenses	29,177
Interest Expense	288,866
Depreciation and Amortization	109,522
Net Income	316,089

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	INVESTMENT IN LEVITTOWN

On March 7, 2003, ACRT acquired a 20% limited partnership interest in Levittown ARC, LP (“Levittown”) for $200,000 plus the assumption of its pro rata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to Levittown. Levittown owns a property located in Levittown, Pennsylvania, which is currently leased to Giant Food, Inc.

ACRT’s investment in Levittown includes an acquisition fee of $17,408 paid to an affiliate of ACRT, which is not reflected in the underlying equity of Levittown. This amount is being amortized over the estimated useful life of the underlying asset, which is 39 years.

ACRT will earn a 9% preferred return on its investment in Levittown in the form of distributions and, after a similar preferred return to the other limited partners, all distributions in excess of 9% are allocated 50% to the limited partners and 50% to Levittown ARC Residual Partners, of which ACRT owns 63%. ACRT has received $18,000 and $10,200 in distributions for the years ended December 31, 2004 and 2003, respectively.

The following is the summary balance sheet information of Levittown ARC, LP as of December 31, 2004 and 2003:

	2004	2003
Total Assets	$3,359,619	$3,485,538
Total Liabilities	2,561,051	2,573,413

The following is the summary income statement information of Levittown ARC, LP for the years ended December 31, 2004 and 2003:

	2004	2003
Rental Revenue	$332,028	$274,552
Operating Expense	20,174	19,710
Interest Expense	200,864	159,836
Depreciation and Amortization	136,619	108,157
Net Loss	(25,629)	(13,151)

8.	INVESTMENT IN ROCHELLE PARK PROPERTY

On April 1, 2003, ACRT converted its 51% limited partnership interest in Rochelle Park Investors LP into a 51% undivided interest in the property held by Rochelle ACRT 1, LLC and Rochelle ACRT 2, LLC, both wholly owned subsidiaries of ACRT. This conversion resulted in the deconsolidation of Rochelle Park Investors LP in the consolidated financial statements of ACRT. This transaction represents a non-cash transaction for the purposes of the consolidated statements of cash flows. ACRT’s undivided interest is reflected on the consolidated financial statements under the equity method of accounting (see Notes 22 and 24).

On April 1, 2003, the property was refinanced. The refinancing produced excess distributable capital proceeds of approximately $2,200,000, which were distributed to ACRT. ACRT has received $365,000 and $342,629 for the years ended December 31, 2004 and 2003, respectively.

The following is the combined summary balance sheet information of Rochelle ACRT 1 and 2’s 51% undivided interests as of December 31, 2004 and 2003:

	2004	2003
Total Assets	$5,505,782	$5,350,644
Total Liabilities	5,701,177	5,824,183

The following is the combined summary income statement information of Rochelle ACRT 1 and 2’s 51% undivided interests for the years ended December 31, 2004 and 2003:

	2004	2003
Rental Revenue	$1,158,010	$863,411
Loss on Interest Rate Cap	15,209	—
Operating Expense	422,894	344,333
Interest Expense	256,441	192,847
Depreciation and Amortization	160,323	148,004
Net Income	303,143	178,227

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	INVESTMENT IN PARAMUS PROPERTY

On May 21, 2003, ACRT acquired, through Paramus ACRT, LLC (a wholly owned subsidiary), a 40% undivided interest in a 154,768 square foot retail and warehouse property located in Paramus, New Jersey for $2,400,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. The property is leased to Baby’s R Us, Levitz Furniture and Wade Odell Wade Padded Van Services. ACRT has received $240,786 and $245,000 in distributions for the years ended December 31, 2004 and 2003, respectively.

The following is the summary balance sheet information of the Paramus ACRT’s 40% undivided interest as of December 31, 2004 and 2003:

	2004	2003
Total Assets	$8,231,980	$8,358,327
Total Liabilities	5,828,279	5,884,331

The following is the summary income statement information of the Paramus ACRT’s 40% undivided interest for the years ended December 31, 2004 and 2003:

	2004	2003
Rental Revenue	$963,524	$583,559
Operating Expense	140,474	89,508
Interest Expense	444,292	272,764
Depreciation and Amortization	180,408	107,547
Net Income	198,350	113,740

10.	INVESTMENT IN WILLOW GROVE

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

At any time prior to the commencement of construction but in no event later than 30 months from the date of execution of the operating agreement, the managing member will have the option to purchase Willow Grove ACRT’s ownership interest for an amount equal to (a) the greater of $250,000 or the highest outstanding loan balance not to exceed $550,000 plus (b) payment of any outstanding loans, plus accrued interest, made by Willow Grove ACRT. Additionally, Willow Grove ACRT has the option to sell its 25% ownership interest to the managing member at the earlier of 30 months from the date of the execution of the operating agreement or the completion of the project and receipt of a certificate of occupancy for an amount equal to (a) the greater of $250,000 or the highest outstanding loan balance not to exceed $550,000 and (b) repayment of any loan, plus accrued interest, made by Willow Grove ACRT. On October 5, and October 21, 2004 the operating agreement with Willow Grove, LLC was amended to increase the maximum loan amount to $650,000 and to $800,000, respectively. All other terms and conditions set forth in the original agreement remain unchanged.

On October 5, 2004, the operating agreement with Willow Grove, LLC was amended to increase the maximum loan amount to $650,000. On October 21, 2004, the operating agreement with Willow Grove, LLC was further amended to increase the maximum loan amount to $800,000. All other terms and conditions set forth in the original agreement remain unchanged.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004 and 2003 Willow Grove ACRT has made loans totaling $800,000 and $150,000 respectively, under this agreement (see Note 24). This amount is included in notes receivable on the accompanying consolidated balance sheets. All interest payments are current and Willow Grove ACRT has received interest payments of $39,729 and $2,221 for the years ended December 31, 2004 and 2003, respectively.

11.	INVESTMENT IN ARC INTERNATIONAL FUND II, LP

On March 31, 2004, ACRT acquired an 11.2% limited partnership interest in ARC International Fund II, LP (“ARC International”) for $691,000 plus the assumption of its prorata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to ARC International. ARC International owns a property located in Woodcliff Lake, New Jersey, which is leased to Great Atlantic and Pacific Tea Co.

ACRT’s investment in ARC International includes an acquisition fee of $62,655 paid to an affiliate of ACRT, which is not reflected in the underlying equity of ARC International. This amount is being amortized over the estimated useful life of the underlying asset, which is 39 years.

ACRT will earn a 9.0% return on its investment in ARC International in the form of distributions. ACRT has received $30,975 in distributions for the year ended December 31, 2004.

The following is the summary balance sheet information of ARC International as of December 31, 2004:

2004
Total Assets	$20,129,842
Total Liabilities	12,368,644

The following is the summary income statement information of ARC International for the year ended December 31, 2004:

2004
Rental Revenue	$1,794,213
Interest and Other Income	920
Operating Expenses	93,336
Interest Expense	869,346
Depreciation and Amortization	314,747
Net Income	517,704

12.	INTEGRAL NOTE RECEIVABLE

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

For the year ended December 31, 2004, $56,619 in interest has been earned by ACRT under this note, all of which has been paid.

13.	CLASS B COMMON STOCK

On October 25, 2000, ACRT entered into a placement agreement with Working Capital Invest, N.V. (the “Placement Agreement”) whereby ACRT would offer an affiliate of Working Capital Invest, N.V. the right to purchase ACRT’s Class B common stock. On March 16, 2001, ACRT modified the Placement Agreement such that ACRT shall offer, pursuant to an offshore, private placement offering, the right to purchase up to 941,176 Class B shares of common stock at a price of $10.625 per share ($10,000,000) to WCI Working Capital Investitions und Beteiligungs, KG, an affiliate of Working Capital Invest, N.V. This offering, by its terms, was due to expire on December 31, 2002, but was extended on a month to month basis. As of December 31, 2003, 156,382 shares have been sold at a price of $10.625 and 10,015 shares have been sold at a price of $12.00 per share under the Placement Agreement.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the offering, ACRT received a $100,000 good faith deposit from Working Capital Invest, N.V. in 2000, which was reduced to $76,265 in March 2001. This amount was further reduced to $63,557 in May and December 2002. On April 25, 2003, this deposit was used to purchase 5,982 Class B shares by Working Capital Invest, N.V.

In 2004, ACRT approved dividends to the holders of Class B common stock for the year ending 2003. The dividends, totaling $118,077, were accrued but not paid as of December 31, 2004. The dividends will be paid in the first half of 2005, pending the submission of tax documents by Working Capital Invest, NV.

14.	RELATED PARTY TRANSACTIONS

ACRT is managed by the Advisor, which performs services for ACRT pursuant to the terms of an advisory agreement (the “Advisory Agreement”). Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The Advisor also performs and supervises the various administrative duties of ACRT such as maintaining the books and records. The Chairman and President of ACRT is an affiliate of the Advisor.

For the years ended December 31, 2004, 2003, and 2002 ACRT incurred the following fees and reimbursements payable to the Advisor:

Acquisition Fee - On March 4 and March 31, 2004, ACRT incurred acquisition fees in the amounts of $212,000 and $62,655 in connection with the purchase of the Philadelphia, Pennsylvania property and the investment in ARC International, respectively. On March 7, May 21, and December 31, 2003, ACRT incurred acquisition fees of $17,408, $249,571 and $209,675 in connection with the investments in Levittown, Paramus and Montgomeryville, respectively. On December 24, 2002, ACRT incurred acquisition fees in the amount of $105,000 in connection with the investment in Fort Washington. Acquisition fees are equal to 3% of the purchase price of the property. Unpaid asset management fees included in due to related parties on the consolidated balance sheets were $0 and $209,675 at December 31, 2004 and 2003, respectively.

Financing Fee - On March 4, and June 18, 2004 ACRT incurred financing fees of $26,500 and $27,500 in connection with the purchase of the Philadelphia, Pennsylvania property and the placement of a line of credit on the Montgomeryville property, respectively. On September 13, 2003, ACRT incurred a $27,500 financing fee in connection with the renewal of the line of credit. On December 31, 2002, ACRT incurred a $22,073 financing fee in connection with the Sacramento, California refinancing. The financing fee is generally equal to .5% of the principal amount financed. There were no unpaid finance fees at December 31, 2004 and 2003.

Asset Management Fees - Asset management fees of $693,132, $607,146 and $607,146 for the years ended December 31, 2004, 2003 and 2002, respectively, were incurred and are payable to the advisor of ACRT. The annual asset management fee is equal to 1% of the first $36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). For assets in excess of the first $36,049,000, the asset management fee is equal to 0.5% of the ACRT’s average invested assets, as defined. Pursuant to the Advisory Agreement, beginning in 1999, average invested assets were subject to periodic valuation performed by a third party (as defined in the Advisory Agreement). It was agreed by the Advisor, that the 2004 valuation, which would have resulted in an increase in asset management fees, would not be used to calculate the asset management fees. Accordingly, asset management fees were calculated using the 2003 valuation.

Unpaid asset management fees, included in due to related parties on the consolidated balance sheets, were $45,061 and $88,530 at December 31, 2004 and 2003, respectively.

Disposition Fee - There were no disposition fees incurred for the years ended December 31, 2004, 2003 and 2002. The disposition fee is generally equal to 3% of the contract sales price.

Stock Ownership - As of December 31, 2004 and 2003, principals of the Advisor owned 44,760 shares of Class A Common Stock, which represents approximately 1.4% of the outstanding shares of Class A Common Stock of ACRT. The total amounts purchased, net of commissions, were $414,030.

Miscellaneous - ACRT agreed to reimburse the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. These reimbursements totaled $15,000 for the years ended ended December 31, 2004, 2003 and 2002 and are included in professional expenses on the accompanying consolidated statements of income.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of December 31, 2004 are as follows:

2005	$5,987,427
2006	6,075,207
2007	6,140,974
2008	6,023,122
2009	5,939,597
Thereafter	28,254,445

$58,420,772

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the years ended December 31, 2004, 2003 and 2002 the following tenants accounted for greater than 10% of rental revenues:

	2004	2003	2002
Sports Authority	13.4%	14.5%	—
Bed, Bath and Beyond	11.5	12.9	—
Barnes and Noble	10.9	—	—
CaroMont Medical	10.3	11.1	—
Bergen County Board of Social Services	—	—	29.4%

16.	MORTGAGES PAYABLE

ACRT entered into or assumed fixed rate mortgages totaling $18,717,178 and $19,165,806 at December 31, 2004 and 2003, respectively. These mortgages are secured by the respective properties with a total net book value of $21,824,655 and $22,298,000 at December 31, 2004 and 2003, respectively.

The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

ACRT entered into variable rate mortgages totaling $13,660,705 and $8,613,071 at December 31, 2004 and 2003, respectively. The mortgages carry variable interest rates of 206, 220 and 225 basis points over LIBOR (2.29% at December 31, 2004). The variable rate mortgages are secured by three properties with a combined net book value of $19,527,811 at December 31, 2004 and two properties with a combined net book value of $9,831,000 at December 31, 2003.

At December 31, 2004, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2005	$817,688	—	$817,688
2006	709,284	$8,227,954	8,937,238
2007	738,533	3,820,638	4,559,171
2008	649,639	—	649,639
2009	544,358	—	544,358
Thereafter	1,965,092	14,904,697	16,869,789

	$5,424,594	$26,953,289	$32,377,883

17.	DERIVATIVE INSTRUMENTS

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 16), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $10,889 and $52,513, as of December 31, 2004 and 2003, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of $41,624 and $47,287 has been recorded as a loss, and included in loss on interest rate cap, net, on the accompanying consolidated statements of income for the years ended December 31, 2004 and 2003, respectively .

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 (Note 16) ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap is coterminous with the mortgage loan. The cap, which terminates on March 1, 2007, is for the notional amount of $2,650,000. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. As of December 31, 2004, the carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $28,258 based on information supplied by the counter party to the cap contract and the change in the fair value of the interest rate cap of $28,242 has been recorded as a loss, and is included in loss on interest rate cap, net on the accompanying consolidated statement of income for the year ended December 31, 2004. The impact of the interest rate swap was not material to the consolidated financial statements.

18.	LINES OF CREDIT

In September 1997, ACRT established a secured revolving credit facility, which provided for an initial maximum borrowing of up to $5,500,000 and decreased by $200,000 per annum. Under the terms of this credit facility agreement, interest had been payable at LIBOR plus 1.5%. ACRT was also required to pay a commitment fee equal to .5% per annum on the unused portion of the commitment. This facility, which originally matured on September 30, 2002, had been extended until March 31, 2003.

On February 22, 2002, the borrowing capacity on this line was increased to the maximum of $4,700,000 allowable under the terms of the line as a result of the inclusion of the Memphis, Tennessee property leased to Walgreen Co. and H&R Block.

In February 1998, ACRT established a second secured revolving credit facility, which provided for an initial borrowing of up to $1,000,000 and decreased by $40,000 per annum. This credit facility matured on January 31, 2003 and was extended until March 31, 2003. This facility contained no restrictive covenants. Under the terms of the aforementioned credit facility agreements, interest was payable at LIBOR plus 1.5%. ACRT was also required to pay a commitment fee equal to .5% per annum on the unused portion of the commitment.

On April 1, 2003, ACRT renewed and converted the above mentioned credit facility agreements into a single credit facility. The new credit facility agreement totals $5,500,000 and replaces the previous credit facility agreements, which had total amounts available of $6,500,000. Interest is payable at LIBOR plus 2% on the new credit facility and ACRT is also required to pay a commitment fee equal to 0.5% per annum on the unused portion of the commitment. The new facility is for a period of three years and amounts available are reduced by $125,000 per quarter from its inception.

On April 30, 2004, with the sale of the Memphis, Tennessee property leased to Federal Express, the credit facility was reduced by $1,652,387 which represented the collateral value of this property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150.

The total amount available under this facility at December 31, 2004, after quarterly amortization and the sale of the Memphis property, is $3,095,165 and $2,247,613 has been drawn leaving a balance available for use of $847,552 at December 31, 2004.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at December 31, 2004 was the full $5,500,000.

19.	STOCK OPTION PLANS

ACRT established, with the approval of the Shareholders, the 1997 Stock Option Plan (the “Plan”) for the purposes of encouraging and enabling ACRT’s officers, employees, directors and advisors to acquire a proprietary interest in ACRT. The Plan provides for administration by the Compensation Committee (the “Committee”) of the Board of Directors. A maximum of seven hundred and fifty thousand Class A common shares have been reserved under the Plan. The Plan authorized (i) the grant of stock options that qualify as Incentive stock options (“ISO”) under section 422 of the Code (ii) the grant of stock options that do not so qualify and (iii) grants of shares upon the attainment of performance goals or subject to restrictions.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options granted under the Plan may be subject to various restrictions on exercise including vesting provisions and a requirement that the Class A common shares be listed on a national exchange or quoted on NASDAQ and/or the requirement that the options when exercised will not constitute an amount greater than a specified percentage of ACRT’s issued and outstanding stock. On January 21, 1998, ACRT, pursuant to the Plan previously approved by the shareholders, granted 25,000 nonqualified stock options to purchase Class A common stock to the five non-employee directors and 650,000 nonqualified stock options to purchase Class A common stock to the advisor at an exercise price of $8.50. In January 2000 and October 2003, ACRT granted each of its three additional non-employee directors an option under the Option Plan to purchase 5,000 shares of Class A common stock at an exercise price of $8.50. Each of these will vest as to 25% of such option for each full year that the non-employee Director has previously served and continues to serve as a Director of ACRT. In 1998 and 2003, three non-employee directors holding a total of 15,000 stock options retired with their stock options unexercised. These stock options were retired and are available to be re-granted. The options are not exercisable unless and until both of the following requirements are met: (a) either (i) the Class A common stock is listed for trading on any national securities exchange or quoted on any tier of the NASDAQ Stock Market or (ii) the occurrence of a Change of Control of ACRT, as defined in the Plan, the sale of all or substantially all of ACRT’s assets or adoption of a plan of liquidation by ACRT and (b) immediately prior to such exercise the number of shares of Class A common stock issued and outstanding, as a result of the exercise of the options granted under the plan, shall not exceed fifteen percent of the issued and outstanding shares of Class A common stock. At December 31, 2004, no stock options under the Plan have been exercised, all but 1,719 of the stock options granted have been vested and 75,000 are available for grant.

Amendments to the Plan were recommended by the Board of Directors and approved by the shareholders of ACRT at the annual meeting held in May 2004. The Plan now allows for grants of options until March 31, 2013. In addition, the current term of outstanding stock options awarded pursuant to the Plan were extended from 10 years to 15 years and all future stock options awarded pursuant to the Plan will have a term that ends in 2013. The restrictions applicable to the exercise of the options will be removed effective April 1, 2008 or upon the occurrence of one of the events noted above.

Other Awards under the Option Plan. In addition to the incentive and non-qualified stock options available for grant under the Option Plan, the compensation committee may also award:

•	stock appreciation rights;

•	restricted stock awards;

•	phantom stock unit awards; and

•	performance share units.

Share option activity during the years indicated is as follows:

	Number of Shares	Weighted- Average Exercise Price Per Share
Balance, December 31, 2002, 2001 and 2000	675,000	8.50
Granted	5,000	8.50
Exercised	—	—
Forfeited	<5,000>	8.50
Expired	—	—

Balance, December 31, 2003	675,000	$8.50
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—
Balance, December 31, 2004	675,000	$8.50

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are disclosures for common stock options outstanding at December 31, 2004:

Options Outstanding			Exercisable Options
Number	Exercise Price	Remaining Life (Years)	Number	Exercise Price
660,000	$8.50	3.00	660,000	$8.50
10,000	8.50	5.00	10,000	8.50
5,000	8.50	8.80	1,562	8.50

675,000	$8.50		671,562	$8.50

20.	DIVIDENDS TO SHAREHOLDERS

ACRT paid cash dividends to Class A shareholders of $2,975,487, $1,839,617 and $1,732,478 in 2004, 2003 and 2002, respectively. Included in the dividends paid in 2002, representing .53% of the total dividends paid, was a capital gains dividend, which represented the taxable gain on the sale of a portion of the land in the Overland Park, Kansas property.

	2004	2003	2002
Total dividends per share	$0.96	$0.84	$0.80
Ordinary income	66.82%	87.93%	72.33%
20% rate gain	—	—	0.53%
25% rate gain	—	—	—
Percent non-taxable as return of capital	33.18%	12.07%	27.14%

	100.00%	100.00%	100.00%

21.	CREDIT EVENTS

On July 11, 2001, Sears Homelife, the tenant of the San Antonio, Texas property, ceased operations nationwide and filed for Chapter 11 bankruptcy protection. The lease on the San Antonio property was assigned to Sears Homelife in 1998, with the provision that Sears, Roebuck and Co. (in whose name the original lease was executed) would still be responsible for all obligations under the lease in the event of default by Sears Homelife. The lease expires in 2010. ACRT has taken the necessary steps to collect the rent under the guarantee and enforce this provision under the lease assignment. In November 2003, Sears, Roebuck and Co. subleased this property to BEL Furniture Co. for the remainder of the original lease term. As of December 31, 2004, all rents due were paid.

In 2003, Kids R Us announced it would cease operations. ACRT, through a lease with Toys R Us, leases 18,961 square feet to Kids R Us at its New York City property. Kids R Us closed this Kids R Us location on May 1, 2004 and subsequently subleased this property to Office Depot. As of December 31, 2004, all rents and reimbursements were current under this lease.

22.	LEGAL MATTER

On August 22, 2004, ACRT was named as a defendant in a suit involving the tenant in the Rochelle Park, NJ property. The tenant’s suit claims, among other issues, that they were not given proper notice to effect their right of first refusal in connection with the tenant-in-common sale of a portion of the property in March of 2003 (see Note 24).

23.	UNAUDITED QUARTERLY FINANCIAL DATA

	2004
	3/31/04	6/30/04	9/30/04	12/31/04
	(dollars in thousands, except per share data)
Revenues(1)	$1,610	$2,187	$2,319	$2,171
Net income allocable to common shareholders	302	720	226	421
Net income allocable to common shareholders per share:
Basic(2)	$0.09	$0.21	$0.07	$.12

Diluted(2)	$0.07	$0.19	$0.06	$.11

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003
	3/31/03	6/30/03	9/30/03	12/31/03
	(dollars in thousands, except per share data)
Revenues(1)	$1,884	$1,531	$1,549	$1,961
Net income allocable to common shareholders	384	519	299	485
Net income allocable to common shareholders per share:
Basic(2)	$0.18	$0.24	$0.13	$0.17

Diluted(2)	$0.18	$0.24	$0.13	$0.17

(1)	All periods have been adjusted to reflect the impact of properties classified as held for sale, which are reflected in discontinued operations in the consolidated statements of income.
(2)	The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

24.	SUBSEQUENT EVENTS

On January 20, 2005, the board of directors agreed to amend the Willow Grove agreement to accept repayment of the outstanding loan balance of $800,000 plus all outstanding and accrued interest within ninety days in lieu of waiting the remaining fifteen months outstanding, as stated in the original agreement. After repayment of the loan balance, ACRT’s investment in Willow Grove will by zero. Additionally, ACRT agreed to sell its membership interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for $400,000.

On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. The transaction is expected to close in the first half of 2005.

On January 31, 2005, ACRT issued a quarterly cash dividend of $763,577 to Class A shareholders of record as of December 31, 2004.

On February 10, 2005, the board of directors declared Class B shareholder dividends for 2004 totaling $162,775, pending the submission of tax documents by Working Capital Invest, NV.

On February 10, 2005, the board of directors declared Class A shareholder dividends for the second quarter of 2005 of $.24 per share for shareholders of record as of March 31, 2005 and payable April 30, 2005.

REAL ESTATE AND ACCUMULATED DEPRECIATION

SCHEDULE III (000’S OMITTED)

DECEMBER 31, 2004

Gross Amount at which carried at end of year (A)

Description	Location	Encumbrances		Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Date Constructed	Useful Life Used to Compute Depreciation
Office	Norcross, GA	$922	(1)	$739	$1,157	$1,896	$251	1996	1996	40
Retail	Montgomeryville, PA	—		1,396	5,583	6,979	139	2003	2003	40
Retail	Overland Park, KS	6,765		2,762	5,200	7,962	1,087	1995	1989	40
Office – (4 Buildings)	Charlotte, NC	4,208		1,224	5,098	6,322	508	1996	1985	40
Retail	Wichita, KS	4,271		1,279	4,542	5,821	913	2000	1979/2000	40
Retail	Sacramento, CA	4,195		1,085	3,632	4,717	916	1994	1985	40
Retail	Marietta, GA	673	(1)	506	861	1,367	167	1997	1996	40
Retail	San Antonio, TX	1,663		906	2,017	2,923	456	1995	1995	40
Retail	Lilburn, GA	4,209		1,944	4,267	6,211	778	1997	1996	40
Industrial	Plymouth, IN	1,809		304	3,079	3,383	700	1995	1994	40
Retail	Memphis, TN	653	(1)	267	1,217	1,484	319	1994	1993	40
Retail	Philadelphia, PA	5,257		2,104	8,415	10,519	167	2004	1925	40

		$34,625		$14,516	$45,068	$59,584	$6,401

(A)	The initial costs include the purchase price paid by ACRT and acquisition fees and expenses.
(1)	These properties are collateral for ACRT’s line-of-credit and have been allocated herein by management based upon management’s estimate of relative values.

	December 31,
	2004	2003	2002
Reconciliation of Real Estate Owned:
Balance at the beginning of period	$51,820	$56,933	$56,867
Additions during the period	10,519	6,978	78
Properties sold during the period	(2,755)	—	(12)
Deconsolidation due to change in form of legal ownership of property during the period	—	(12,091)	—

Balance at end of the period	$59,584	$51,820	$56,933

Balance at the beginning of period	$5,875	$7,446	$6,300
Depreciation expense	1,087	914	1,146
Accumulated depreciation of property sold during the period	(561)	—	—
Accumulated depreciation of deconsolidated property during the period	—	(2,485)	—

Balance at end of the period	$6,401	$5,875	$7,446

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of ACRT’s “disclosure controls and procedures” (as defined in rule 13a-14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is not applicable to ACRT at this time.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2004, ACRT has seven Directors, five of whom are Independent Directors. The Directors and executive officers of ACRT are as follows:

NAME	OFFICE
Robert J. Ambrosi#	Chairman, President and Class III Director
James Steuterman*+	Class III Director
Richard G. Kelley*+#	Class II Director
Garrett E. Sheehan*	Class II Director
Mervin H. Goldman, CPA*+#	Class I Director
Dietmar Georg*	Class I Director
Marc Perel, CPA	Executive Vice President and Class II Director
Claudia Graff	Vice President
Stanley Morrow, Esq.	General Counsel and Secretary
Joseph M. Morena	Treasurer
Bruce Nelson, CPA	Chief Financial Officer

*	Independent Director
+	Member of the Audit Committee
#	Member of the Compensation Committee

Robert J. Ambrosi, 54, is Chairman, President and a Class III Director of ACRT, and President and founder of ARC Properties, Inc., an affiliate of the Advisor. Mr. Ambrosi has more than 25 years of experience in the acquisition, development and management of real estate projects internationally. He began his real estate career as a real estate investment analyst for the Mutual Life Insurance Company of New York. From 1976 to 1978, he was Vice President of Marcil Properties, Inc. a Canadian-based investment company which concentrated on the acquisition of U.S. real estate on behalf of foreign-based investors. Mr. Ambrosi is also the co-founder and President of Tibor Pivko + Company, a real estate company which acts as an advisor to foreign-based investors and has activities in the United States, Europe and the Middle East, and has acted as managing principal in more than 50 separate real estate entities. Mr. Ambrosi is also President and owner of ARC Financial Services, Inc., which is a member of the NASD. Mr. Ambrosi has a Bachelor of Science degree in Engineering from the New Jersey Institute of Technology, a Masters degree in Finance from Rutgers University and a Senior Certificate in Real Estate from New York University.

James M. Steuterman, 48, is a Class III Director of ACRT and is a Senior Vice President of Toll Brothers Realty Trust (“Toll”), a commercial development and management firm specializing in retail, multi-family and office development. Mr. Steuterman joined Toll in 2002. Toll Brothers Realty Trust is an affiliate of Toll Brothers, Inc. (NYSE: TOL), a Fortune 1000 company and the nation’s leading builder of luxury homes. Prior to joining Toll, Mr. Steuterman was the Chief Operating Officer of New Plan Excel Realty Trust (“New Plan”), a publicly traded real estate company with a national portfolio of property investments exceeding $3.0 billion. In addition, Mr. Steuterman was a member of New Plan’s Board of Directors and its Investment Committee. Prior to 1984, Mr. Steuterman worked with Schnuck Markets, Inc., a regional grocery chain, and Baur Properties, a developer of suburban office parks and warehouse space. Mr. Steuterman holds a Business degree from the University of Missouri and is an active member of the International Council of Shopping Centers and National Association of Real Estate Investment Trusts.

Richard G. Kelley, 73, is a Class II Director of ACRT and the former Chairman, Chief Executive Officer, and Director of Citizens First National Bank. Mr. Kelley has more than 35 years of banking experience and has been Chairman, President, Chief Executive Officer, and Director of three commercial banks. He was president of the American Institute of Banking and was also a presidential appointment as a full-time consultant for the U.S. Department of Commerce in Washington, D.C., and appointed by the Governor as a member of the State of New Jersey Banking Advisory Committee. Mr. Kelley attended the Rutgers University Stonier Graduate School of Banking where he was president of his class, and subsequently, a faculty member and member of the Board of Regents. He has a Bachelor of Science degree in Management and a Juris Doctorate in Law from Quinnipiac University where he is currently trustee, member of the Executive Committee and Chairman of the Academic Affairs Committee.

Garrett E. Sheehan, 56, is a Class II Director of ACRT, and is presently Managing Director of Sentinel Real Estate Investment Corporation, a real estate advisory and investment management firm. Prior to joining Sentinel in 1999, he was a Managing Director of Jones Lang Wootton, an international real estate services and advisory firm. In his ten years at Jones Lang Wootton, he was a broker/dealer affiliate, and a partner in its national Investment Sale and Finance Group. Prior to joining Jones Lang Wootton, he was a Vice President of the Pivko Group and a Commercial Loan and Acquisition Officer for Travelers Insurance in its Real Estate Investment Department. He received a Bachelor of Arts degree from Trinity College in Hartford, Connecticut and a graduate degree from Oxford University in England.

Mervin H. Goldman, CPA, 77 retired, is a Class I Director of ACRT and was formerly a Senior Partner in, and founder of, the accounting firm of Dorfman, Goldman, Stobezki & Goldman, P.A. Mr. Goldman founded Dorfman & Goldman in 1974 and has over 20 years of experience in public accounting and financial planning. Prior to 1974, Mr. Goldman held positions of Vice President of Finance and Operations and Treasurer for firms in the textile industry. In 1994, Mr. Goldman was appointed to the Advisory Board of Valley National Bank, in Wayne, New Jersey. Mr. Goldman received a Bachelor of Science degree in Accounting from New York University. In addition to being a Certified Public Accountant, he is also a member of the New Jersey CPA Society and the American Institute of Certified Public Accountants.

Dietmar Georg, 50, is a Class I Director and is a Managing Director and Principal of GLL Real Estate Partners (“GLL”), an international real estate advisory and management firm which he formed with majority shareholders Lend Lease (London) and Assicurazioni Generali. Prior to forming GLL, Mr. Georg was a Managing Director of HVB Capital Markets, Inc. (“HVBCM”), the New York-based U.S. investment banking subsidiary of Munich-based HypoVereinsbank, Germany’s second largest bank and Europe’s largest real estate lender. He also serves as chief executive of entities investing in retail and office properties. Mr. Georg is a frequent speaker at real estate conferences both in Germany and in the U.S. and has authored several articles in real estate, finance and business publications. Mr. Georg has earned dual masters degrees in Business Administration, University of Giessen, and in Economics, Kansas State University, Manhattan, Kansas.

Marc Perel, CPA, 51, is a Class II Director and Executive Vice President of ACRT and has been Senior Vice President of ARC Properties, Inc. since 1985. From 1984 to 1985, Mr. Perel was employed by Secured Properties, Inc., a real estate investment company. From 1977 to 1984, Mr. Perel was with Zimmerman & Co., a certified public accounting firm, where he became head of the firm’s real estate department in 1980 and a partner in 1984. During that period, he was responsible for due diligence, property audits, investor reporting, tax planning and investment analysis. In addition to his accounting experience, Mr. Perel has experience in and continues to be involved with real estate development and property management. Mr. Perel has a Bachelor of Science degree in Accounting from Long Island University and is a Certified Public Accountant.

Claudia Graff, 56, is Vice President of ACRT and Vice President of ARC Properties, Inc., since 1985 and has more than 17 years of experience in the acquisition and analysis of credit lease properties. Ms. Graff is currently responsible for the screening of properties submitted to ACRT and the coordination of market research and valuation data. Prior to her involvement in the real estate business, Ms. Graff was an office and systems administrator for the Security Mutual Life Insurance Company in Kearney, Nebraska.

Stanley Morrow, Esquire, 51, is the General Counsel of ARC Properties, Inc. and General Counsel and Secretary of ACRT. Mr. Morrow has a B.A. degree from the State University of New York at Buffalo and received his J.D. degree from the Benjamin Cardozo School of Law in New York City. Prior to joining ACRT in 2001, Mr. Morrow practiced law in his own firm specializing in commercial real estate including office, industrial and retail leasing, real estate contracts, land use, municipal law and bankruptcy. Prior to forming his own firm in 1987, Mr. Morrow was associated with a New Jersey law firm and was law clerk for the presiding judge in the Chancery Division family court in Bergen County, New Jersey. Mr. Morrow is admitted to the bar in the states of New York, Florida and New Jersey.

Bruce Nelson, CPA, 50, is the Chief Financial Officer of ACRT and Controller of ARC Properties, Inc. Mr. Nelson, who is a Certified Public Accountant, holds a Bachelor of Science degree in Accounting from William Paterson College of New Jersey and a Masters degree in Business Administration and Finance from Farleigh Dickinson University. Prior to joining ACRT in 1996, Mr. Nelson held a variety of financial and accounting positions, most recently as Controller and Treasurer for the Cirkus Real Estate Group, one of the largest real estate developers and property managers in New Jersey. Prior to that, Mr. Nelson was the Corporate Accounting Manager for Becton, Dickinson & Co., a Fortune 500 company. Mr. Nelson is responsible for all accounting operations of ACRT.

Joseph M. Morena, 51, is Treasurer of ACRT. Prior to joining ACRT in 1996, Mr. Morena was Vice President and Chief Financial Officer of Tel-Save Holdings Inc., a publicly traded telecommunications company. From 1980 to 1993, Mr. Morena was Vice President and Treasurer of Air & Water Technologies Inc., a publicly traded international engineering and construction company. Mr. Morena has substantial experience in corporate finance, including capital raising in the public IPO market, bank loan, public bond and private placement markets. Mr. Morena also has significant business management experience in the area of financial statement preparation and control, as well as communication of financial performance to institutional investors. Mr. Morena is a graduate of New York University from which he received BS and MBA degrees in Banking and Finance.

Compensation of Directors

Each independent director receives annual compensation of $5,000, a meeting fee of $1,000 for each Board meeting and a committee meeting fee of $500 for all committee members, plus costs of attending meetings. In addition, each Independent Director has been awarded an option under the Option Plan to purchase 5,000 shares of Class A Common Stock.

Audit Committee

The Audit Committee has three members, Messrs. Goldman, Steuterman and Kelley. The Audit Committee meets on a quarterly basis. During its quarterly meetings, the Audit Committee reviews ACRT’s financial statements and credit reports on each of ACRT’s tenants. In connection with the issuance of ACRT’s annual and quarterly financial statements, the Audit Committee meets with ACRT’s independent registered public accounting firm to discuss the financial statements and any related issues with management. Each director who serves on the Audit Committee receives fees of $500 for each meeting attended.

Compensation Committee

The Compensation Committee has three members, Messrs. Ambrosi, Goldman and Kelley. The Compensation Committee meets separately from the entire Board as needed but not less than annually. The Compensation Committee reviews the cash compensation of the Directors and officers of ACRT as well as reviews non-cash compensation that may include stock options, restricted stock and stock appreciation rights pursuant to the 1997 Stock Option Plan. Each member of the Compensation Committee, other than Mr. Ambrosi, receives fees of $500 for each meeting attended.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and certain stockholders to file reports of ownership and transactions that result in changes in ownership of our equity securities on prescribed forms with the SEC.

Based solely on our review of the copies of these forms, we believe that during the year ended December 31, 2004, the reports on Form 3 of each of the following persons were not filed timely: (a) Ms. Claudia Graff, ACRT’s Vice President; (b) Mr. Robert Ambrosi, ACRT’s Chairman and President; (c) Mr. Marc Perel, ACRT’s Executive Vice President and a Director; (d) Mr. Bruce Nelson, ACRT’s Chief Financial Officer; (e) Mr. Joseph Morena, ACRT’s Treasurer; (f) Mr. James Steuterman, a Director; (g) Mr. Richard G. Kelley, a Director; (h) Mr. Garrett E. Sheehan, a Director; (i) Mr. Mervin H. Goldman, a Director; and Mr. Dietmar Georg, a Director.

ITEM 11. EXECUTIVE COMPENSATION

The Advisor

ACRT is managed by its advisor, ARC Capital Advisors L.P, a Maryland limited partnership, which is affiliated with Mr. Ambrosi, ACRT’s President and Chairman. The Advisor performs services for ACRT pursuant to the terms of an advisory agreement (the “Advisory Agreement”). Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The Advisor also performs and supervises the various administrative duties of ACRT such as maintaining the books and records. ACRT pays the Advisor fees pursuant to the Advisory Agreement as follows:

•	Acquisition fees equal to 3% of the purchase price of the property;

•	Financing fees equal to .5% of the principal amount financed;

•	Annual asset management fees equal to 1% of the first $36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). In addition, on a yearly basis, the net asset value for all properties used in the calculation of the annual asset management fee are recalculated by an outside, independent party and this revised net asset value is the basis used in the calculation of the annual asset management fee;

•	Disposition fees equal to 3% of the contract sales price of the property being sold; and

•	ACRT reimburses the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT.

ACRT has no employees because all of its management functions are performed by the Advisor with oversight from the Board of Directors.

The term of the Advisory Agreement ends on December 31, 2010. The Advisory Agreement may be terminated:

•	immediately by ACRT for Cause;

•	by the Advisor with at least 60 days’ written notice; or

•	immediately with Good Reason by the Advisor.

“Good Reason” is defined in the Advisory Agreement to mean either:

•	any failure by ACRT to obtain a satisfactory agreement from its successor to assume and agree to perform ACRT’s obligations under the Advisory Agreement; or

•	any material breach of the Advisory Agreement of any nature whatsoever by ACRT.

“Cause” is defined in the Advisory Agreement to mean fraud, criminal conduct, willful misconduct, breach of fiduciary duty by the Advisor, a material breach of the Advisory Agreement by the Advisor or the Bankruptcy of the Advisor.

The Advisory Agreement is not assignable without the consent of the other party; however, either ACRT or the Advisor may assign or transfer the Advisory Agreement to a successor entity.

The Advisor and its Affiliates expect to engage in other business ventures and, as a result, their resources will not be dedicated exclusively to ACRT’s business. However, pursuant to the Advisory Agreement, the Advisor must devote sufficient resources to the administration of ACRT to discharge its obligations.

1997 Stock Option Plan

In March 1997, the Board of Directors adopted, and the shareholders of ACRT approved, ACRT’s 1997 Stock Option Plan under which an aggregate of 750,000 shares of all classes of Common Stock were reserved for issuance. Shares issued under the Option Plan can be of Class A, Class B or Class C Common Stock. The Option Plan is intended to qualify as an “incentive stock option” plan under Section 422 of the Code. Both incentive stock options and non-qualified stock options may be awarded under the Option Plan. Awards under the Option Plan may be granted to officers, employees, consultants and advisors of ACRT and its subsidiaries. Administration of the Option Plan is vested in the Compensation Committee, which has the authority to interpret the Option Plan, select the persons to whom grants are to be made, designate the number of shares to be covered by each grant, and determine the time or times and the manner in which each option will be exercisable and the duration of the exercise period.

Except for grants to 10% shareholders of ACRT, the maximum term of options granted under the Option Plan is 10 years. Provisions are made for the exercise of options upon the death, disability or termination of employment by the optionee.

With respect to options which are incentive stock options, and except with respect to 10% shareholders, the exercise price per share of common stock that may be purchased under the stock option may be determined by the Compensation Committee at the time of grant but may not be less than the fair market value on the date of grant for an incentive stock option. The exercise price per share for grants of non-qualified stock options to non-10% shareholders cannot be less than the par value of the shares of stock underlying the option.

If an optionee, at the time the option is granted, owns 10% or more of the total combined voting power of all classes of stock of ACRT or any subsidiary, the option price of an incentive option must be at least 110% of the fair market value of the stock (determined at the time of grant) subject to the option and any such option will only be exercisable for five years from the date of grant.

On January 21, 1998, ACRT granted the Advisor a non-qualified option to purchase 725,000 shares of Class A Common Stock at an exercise price of $8.50 per share. These options vested in four equal installments, beginning upon the date of grant and continuing upon the first, second and third anniversaries of the date of grant. On October 23, 2003, the Advisor agreed to amend its option agreement whereby 75,000 options were cancelled. In accordance with the cancellation of those options, they became available for grant under the Stock Option Plan. On January 21, 1998, ACRT granted each of its five non-employee Directors an option under the Option Plan to purchase 5,000 shares of Class A Common Stock at an exercise price of $8.50 per share. In January 2000, ACRT granted each of its two additional non-employee Directors an option under the Option Plan to purchase 5,000 shares of Class A Common Stock at an exercise price of $8.50 per share. On October 23, 2003, Mr. Steuterman, a newly appointed non-employee Director, was granted a non-qualified option to purchase 5,000 shares of Class A Common Stock at an exercise price of $8.50 per share. Each of these options will vest as to 25% of such option for each full year that the non-employee Director has previously served and continues to serve as a Director of ACRT. Upon termination of service as a Director of ACRT, all options granted under the Option Plan are terminated. In 1998 and 2003, three non-employee Directors holding a total of 15,000 stock options retired with their stock options unexercised. These stock options were retired and are available to be re-granted. These options will vest in full immediately upon a change of control (as defined in the option agreement) of ACRT. As of December 31, 2004, there were 75,000 shares of Common Stock available for grant under the Option Plan.

The vesting of all of the foregoing options will be accelerated upon a Change of Control (as defined in the Option Plan) of ACRT, the sale of all or substantially all of ACRT’s assets, and/or the adoption of a plan of liquidation by ACRT. However, an optionee may not exercise his options, regardless of any regular or accelerated vesting schedule provided by the option agreements, unless both of the following requirements are met:

(a)	Either

(1)	the shares of Class A Common Stock are listed for trading on any national securities exchange or is quoted on any tier of the Nasdaq Stock Market, including, without limitation, the Nasdaq Stock Market, the Nasdaq Small-Cap Market or the Over-the-Counter Bulletin Board System or any other automated quotation service; or

(2)	the occurrence of a Change in Control of ACRT, the sale of all or substantially all of ACRT’s assets, or the adoption of a plan of liquidation by ACRT; and

(b)	immediately prior to such exercise, the number of shares of Common Stock issued and outstanding as a result of the exercise of options granted under the Option Plan (including the number of shares that the optionee desires to exercise) do not exceed 15% of the total number of then issued and outstanding shares of Common Stock.

For purposes of the foregoing calculation, the number of shares that the optionee desires to exercise will be included in the total number of then issued and outstanding shares of Common Stock.

Other Awards under the Option Plan. In addition to the incentive and non-qualified stock options available for grant under the Option Plan, the compensation committee may also award:

•	stock appreciation rights;

•	restricted stock awards;

•	phantom stock unit awards; and

•	performance share units.

Amendments to the Stock Option Plan were recommended by the Board of Directors and approved by the shareholders of ACRT at the annual meeting held in May 2004. The Stock Option Plan now allows for grants of options until March 31, 2013. In addition, the current term of outstanding stock options awarded pursuant to the Stock Option Plan were extended from 10 years to 15 years and all future stock options awarded pursuant to the Stock Option Plan will have a term that ends in 2013. The restrictions applicable to the exercise of the options will be removed effective April 1, 2008.

Employment Contracts

ACRT does not have any employees nor any employment agreements other than the Advisory Agreement with the Advisor.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class A Common Stock. As of December 31, 2004, there were 3,181,540 shares of Class A Common Stock outstanding. The following table sets forth, as of December 31, 2004, the beneficial ownership of shares of:

•	each person who holds more than a 5% interest in ACRT;

•	the directors of ACRT;

•	the executive officers of ACRT; and

•	the directors and executive officers of ACRT as a group.

	No. of Shares		Percentage of Outstanding Shares
Robert J. Ambrosi (1)	33,074	(2)	1.0%
James Steuterman	—	(2)	—
Richard G. Kelley	2,702	(2)	*
Garrett E. Sheehan	—	(2)	—
Mervin H. Goldman	4,000	(2)	*
Dietmar Georg	—	(2)	—
Marc Perel	2,702		*
Claudia Graff	540		*
Stanley Morrow	—		—
Joseph Morena	3,242		*
Bruce Nelson	5,202		*

All directors and executive officers as a group	51,462		1.6%

*	Represents less than 1% of the outstanding Shares.
(1)	The address for all persons named is 1401 Broad Street, Clifton, NJ 07013.
(2)	Excludes 650,000 shares which could be acquired by the Advisor, which is controlled by Mr. Ambrosi, through the exercise of stock options. Also excludes 5,000 shares for each of Messrs. Steuterman, Kelley, Sheehan, Goldman and Georg which could be acquired through the exercise of stock options.

Class B Common Stock. As of December 31, 2004, there were 166,397 shares of Class B Common Stock outstanding. All of the currently issued and outstanding Class B Common Stock is beneficially owned by Working Capital Invest, N.V.

The Board of Directors has the authority to issue Class C Common Stock to management of ACRT and the Advisor. However, the Board of Directors intends to issue Class C Common Stock only in the event of a threatened or actual takeover of ACRT. The Class C Common Stock has ten votes per share, and, if issued, could give management and/or the Advisor effective control over the affairs of ACRT, including the election of all of the Directors of ACRT.

ACRT is not aware of any arrangements which may, at a subsequent date, result in a change in control of ACRT, which would result in the issuance of Class C Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Advisory Agreement

Many of the services to be performed by the Advisor in managing ACRT’s day-to-day activities are summarized below. This summary is provided to illustrate the material functions, which the Advisor will perform for ACRT as its advisor, and it is not intended to include all of the services which may be provided to ACRT by the Advisor or by third parties. Under the terms of the Advisory Agreement, the Advisor undertakes to use its best efforts to present to ACRT investment opportunities consistent with its investment policies and objectives as adopted by ACRT’s Board of Directors. In its performance of this undertaking, the Advisor, subject to the authority of the Board, either directly or indirectly, will:

•	serve as ACRT’s investment and financial advisor;

•	provide the daily management of ACRT, including perform and supervise the administrative functions of ACRT;

•	investigate and select and, on behalf of ACRT, engage and conduct business with persons and entities to provide ACRT with services necessary or desirable for the performance of its obligations, including, but not limited to, consultants, accountants, lenders, attorneys, brokers, insurance agents, property owners and banks;

•	in consultation with ACRT’s officers and Directors, formulate and implement ACRT’s financial and other policies and objectives;

•	provide the Directors with periodic reports with respect to prospective investments;

•	negotiate on ACRT’s behalf with banks or lenders for loans and with broker-dealers for the sale of shares;

•	obtain for, or provide to, ACRT services in connection with acquiring, managing and disposing of ACRT’s properties or loans;

•	provide or arrange for administrative services, personnel and other overhead items necessary to ACRT’s business;

•	provide ACRT with accounting and other financing reporting assistance;

•	maintain ACRT’s books and records;

•	provide cash management services; and

•	provide such other services as may be required from time to time for the management of ACRT and its assets.

The term of the Advisory Agreement ends on December 31, 2010.

The Advisor must obtain the prior approval of the Directors, including a majority of the Independent Directors, for transactions involving:

(1)	investments in property made through joint venture arrangements with the Advisor or its affiliates;

(2)	investments in property which are not contemplated by the terms of ACRT’s investment guidelines;

(3)	transactions that present issues which involve conflicts of interest for the Advisor (other than payment of fees and expenses); and

(4)	making or purchasing any loans on behalf of ACRT.

Joint ventures with the Advisor or its affiliates will only be permitted if:

(1)	the affiliate has a comparable investment objective as ACRT;

(2)	there is no duplication of property management or other fees to the Advisor; and

(3)	the affiliate makes its investment on substantially the same terms and conditions as ACRT.

The cost of generating joint investments will be shared ratably among the participating investors and ACRT.

ACRT will reimburse the Advisor quarterly for certain operating, general and administrative expenses, including, without limitation, the following:

•	Offering Expenses (as defined in the Advisory Agreement);

•	all operating expenses (as defined in the Advisory Agreement) paid or incurred by ACRT;

•	fees and expenses of outside counsel, accountants and auditors of ACRT;

•	payments to Directors and the expenses associated with meetings of the Directors and the shareholders;

•	expenses incurred in connection with payment of distributions to shareholders;

•	travel expenses for ACRT business; and

•	expenses of managing and operating the properties owned by ACRT, including insurance costs.

ACRT will not reimburse the Advisor or its affiliates to the extent such amounts would exceed those which would be payable to non-affiliated third parties in the same location for similar products or services.

For a breakdown of these expenses for the last three years see Note 14 in the Notes to Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by KPMG LLP for the years ended December 31, 2004 and 2003 and fees billed for other services rendered by KPMG LLP.

	2004	2003
Audit Fees	$85,000	$58,500
Audit Related Fees	101,000	17,100

Total	$186,000	$75,600

ITEM 15. EXHIBITS

1.	Contract of Purchase and Sale dated December 20, 2004 by and among ACRT, certain affiliates and HPI/NL Investors LLC included as an exhibit to ACRT’s Form 8-K filed December 20, 2004 and incorporated herein by reference.

2.	First Amendment to Contract of Purchase and Sale dated February 2, 2005, by and among ACRT, certain affiliates and HPI/NL Investors LLC included as an exhibit to ACRT’s Form 8-K filed February 3, 2005 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President
Date:	March 15, 2005

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer
Date:	March 15, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ACRT and in the capacities and on the date indicated.

/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer

/s/ Dietmar Georg
Name:	Dietmar Georg
Title:	Director

/s/ Mervin H. Goldman
Name:	Merv Goldman
Title:	Director

/s/ Richard G. Kelley
Name:	Richard G. Kelley
Title:	Director

/s/ Marc Perel
Name:	Marc Perel
Title:	Director and Executive Vice President

/s/ Garrett E. Sheehan
Name:	Garrett E. Sheehani
Title:	Director

/s/ James Steuterman
Name:	James Steuterman
Title:	Director

DATE: March 15, 2005