Form 10-Q
period 2005-03-31
ARC CORPORATE REALTY TRUST INC
filed 2005-05-11
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of May 11, 2005, there were 3,181,540 Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Balance Sheets

As of March 31, 2005 (Unaudited) and December 31, 2004

	2005	2004
Assets

Property:
Land	$12,412,227	$14,515,922
Building and improvements	36,653,540	45,068,320

	49,065,767	59,584,242
Less: accumulated depreciation	6,463,278	6,401,456

	42,602,489	53,182,786

Investment in unconsolidated subsidiaries and undivided interests	7,812,292	7,797,437

Total property and investments	50,414,781	60,980,223

Assets held for sale	10,424,338	—

Cash and cash equivalents, including restricted cash of $450,784 and $424,035 for 2005 and 2004, respectively	1,016,841	860,299

Deferred rent receivable	1,079,717	1,130,154

Rent receivable	321,295	236,867

Notes receivable-tenants	358,391	369,608

Notes receivable	—	800,000

Prepaid expenses and other assets, net	280,575	322,159

Deferred financing and other fees, net of accumulated amortization of $642,316 and $624,597 for 2005 and 2004, respectively	359,000	522,540

Deferred leasing costs, net of accumulated amortization of $119,894 and $116,353 for 2005 and 2004, respectively	92,573	96,114

Total assets	$64,347,511	$65,317,964

Liabilities, Minority Interest and Shareholders’ Equity

Liabilities:
Liabilities related to assets held for sale	$8,155,262	$—
Mortgage notes payable	26,943,170	32,377,883
Lines of credit	1,372,613	2,247,613
Due to related parties	45,061	45,061
Acquired unfavorable leases, net	—	2,815,460
Unearned rental revenue	31,250	31,250
Accounts payable and accrued expenses	1,071,292	851,859

Total liabilities	37,618,648	38,369,126

Minority interest	30,643	30,972

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,106,429
Deferred compensation plans	411,361	299,172
Accumulated distributions in excess of net income	(5,822,918)	(5,491,083)

Total shareholders’ equity	26,698,220	26,917,866

Total liabilities, minority interest and shareholders’ equity	$64,347,511	$65,317,964

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Income

Unaudited

	Three Months Ended March 31
	2005	2004
Revenues:
Rental revenues	$1,390,587	$1,296,566
Real estate tax reimbursements	184,863	16,122
Interest income	31,147	40,846
Equity in income of unconsolidated subsidiaries and undivided interests	304,641	198,214
Gain on sale of investment in unconsolidated subsidiary	400,000	—

Total revenues	2,311,238	1,551,748

Expenses:
Interest expense	500,172	501,829
Depreciation and amortization	268,645	262,073
Management fees-affiliate	174,619	168,368
Real estate taxes	175,916	—
Property operating expenses	86,192	97,142
General and administrative expenses	50,065	59,337
Stock based compensation	112,189	—
Professional expenses	112,546	115,279
(Gain) loss on interest rate cap, net	(2,622)	25,823
Other expenses	10,528	5,870
State and local taxes	8,017	4,800

Total expenses	1,496,267	1,240,521

Income from continuing operations before minority interests	814,971	311,227

Minority interests in earnings from subsidiaries	51,683	55,900

Income from continuing operations	763,288	255,327

(Loss) income from discontinued operations	(168,777)	46,662

Net income allocable to Class A and Class B common shareholders	$594,511	$301,989

Net income per share from continuing operations - basic	$0.23	$0.08
Net (loss) income per share from discontinued operations - basic	(0.05)	0.01

Net income per share - basic	0.18	0.09

Net income per share from continuing operations - diluted	0.20	0.08
Net (loss) income per share from discontinued operations - diluted	(0.05)	0.01

Net income per share - diluted	0.15	0.09

Weighted average shares outstanding-basic	3,349,000	3,349,000
Weighted average shares outstanding-diluted	3,851,000	3,349,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the Three Months Ended March 31, 2005 (unaudited) and the Year Ended December 31, 2004

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Accumulated Distributions in Excess of Net Income	Total Shareholders’ Equity
Balance, December 31, 2004	3,182	166	32,106,429	299,172	(5,491,083)	26,917,866
Amortization of stock based compensation	—	—	—	112,189	—	112,189
Net income	—	—	—	—	594,511	594,511
Dividends	—	—	—	—	(926,346)	(926,346)

Balance, March 31, 2005	$3,182	$166	$32,106,429	$411,361	$(5,822,918)	$26,698,220

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2005 and 2004

Unaudited

	2005	2004
Cash Flows from Operating Activities:
Net income	$594,511	$301,989
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,391	276,773
Amortization of stock based compensation	112,189	—
Amortization of acquired unfavorable leases	(57,263)	(9,543)
Impairment charge	275,000	52,521
Gain on sale of investment in unconsolidated subsidiary	(400,000)	—
Loss on interest rate cap	8,937	5,605
Write off of TMD minority interest	10,528	5,870
Minority interest in earnings of subsidiaries	51,683	55,900
Equity in income of unconsolidated subsidiaries and undivided interests	(304,641)	(198,214)
(Increase) decrease in assets:
Rent receivable	(97,044)	40,518
Deferred rent receivable	(23,337)	(12,999)
Prepaid expenses and other assets	(120,316)	23,069
Increase (decrease) in liabilities:
Due to related parties	—	20,130
Accounts payable and accrued expenses	81,166	(138,947)
Unearned rental revenue	129,493	29,500

Net cash provided by operating activities	548,297	452,172

Cash Flows from Investing Activities:
Decrease in due to related parties	—	(147,019)
Acquisition of properties	—	(7,527,285)
Proceeds from sale of investment in unconsolidated subsidiary	400,000	—
Investment in ARC International	—	(753,655)
Payments for tenant improvements	—	(146,971)
Distributions from unconsolidated subsidiaries and undivided interests	289,786	424,551
Decrease (increase) in notes receivable	800,000	(50,000)
Decrease in notes receivable-tenants	11,217	10,105

Net cash provided by (used in) investing activities	$1,501,003	$(8,190,274)

Cash Flows from Financing Activities:
Mortgage principal amortization	$(191,641)	$(167,060)
Borrowing under mortgage payable	—	5,300,000
Net (decrease) increase on lines of credit	(875,000)	3,250,000
Purchase of interest rate cap	—	(56,500)
Deferred financing and other fees	—	(169,621)
Distributions to minority interest	(62,540)	(62,540)
Offering costs paid	—	(5,310)
Dividends paid	(763,577)	(684,755)

Net cash (used in) provided by financing activities	(1,892,758)	7,404,214

Net Increase (Decrease) in Cash and Cash Equivalents	156,542	(333,888)
Cash and Cash Equivalents, Beginning of Period	860,299	1,946,171

Cash and Cash Equivalents, End of Period	$1,016,841	$1,612,283

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$571,352	$502,283

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	GENERAL

ARC Corporate Realty Trust, Inc. and subsidiaries (“ACRT”) is a corporation which was formed under the laws of the State of Maryland on June 25, 1993. ACRT operates in a manner intended to enable it to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”). ACRT is managed by its advisor, ARC Capital Advisors L.P. (“Advisor”), which performs services for ACRT pursuant to the terms of an advisory agreement (the “Advisory Agreement”) (Note 12). ACRT was formed to purchase geographically diverse credit lease properties which are general purpose retail, office and industrial properties each 100% leased to one or more creditworthy tenants under a long term lease that generally requires tenants to pay most or all of the operating costs of the property including real estate taxes and insurance.

Through March 31, 2005, ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $30,564,590 to ACRT. In addition, ACRT has raised $1,781,735 of gross proceeds representing 166,397 Class B shares from one investor, which net of offering costs, has yielded $1,564,671 to ACRT.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 21 properties and a limited partnership interest in an entity that owns a property. The gross purchase price, including assumed debt, is approximately $77.8 million, a portion of which will be paid to other parties who are either joint venture partners, minority interest holders or tenants in common of certain of the properties included in the transaction.

On February 2, 2005, ACRT entered into an amendment to the Agreement. The amendment provides for, among other items, (1) the removal of certain assets from the transaction provided for in the Agreement, (2) a reduction in the purchase price to approximately $65.2 million, subject to further adjustment, (3) elimination of a potential participation in revenue at one of the properties, and (4) the termination of the purchaser’s right to terminate the Agreement based upon its due diligence investigation. The properties and investments included in the amended Agreement are:

Montgomeryville, PA	Marietta, GA
Norcross, GA	Lilburn, GA
Overland Park, KS	San Antonio, TX
Wichita, KS	Plymouth, IN
Sacramento, CA	Memphis, TN
Levittown, PA (partnership interest)

ACRT anticipates that the sale of these properties and investments will close in 2005, subject to shareholder approval. Based on the current sales price in the amended Agreement, ACRT anticipates that all properties and investments will be sold an amount in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

In addition to the above, during 2005, ACRT, pursuant to various rights of first refusal and purchase options, entered into various contracts to sell additional properties and investments not included in the above Agreement, as amended. The purchasers of these properties include joint venture partners, minority interest holders, tenants in common and affiliates of ACRT’s advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	Philadelphia, PA (see Note 3)
Paramus, NJ (partnership interest)	New York, NY (partnership interest) (see Note 19)

On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement, the tenant entered into a contract to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. This contract was subsequently terminated.

ACRT anticipates that the sale of these properties and investments will close in 2005, subject to shareholder approval. Based on the current sales prices, ACRT anticipates that all properties and investments, with the exception of the Philadelphia, PA property in which an impairment charge has been recorded (see Note 2f), will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACRT, its wholly-owned subsidiaries and those majority-owned subsidiaries in which ACRT can exercise control. Investments in non-controlled entities, which include Triangle Plaza II, LLC (Note 4), Fort Washington Fitness, L.P. (Note 5), Levittown ARC, LP (Note 6), Willow Grove ACRT, LLC (Note 9) and ARC International Fund II, LP (Note 10) are accounted for under the equity method of accounting. Additionally, ACRT’s undivided interests in the Rochelle Park property (Note 7) and the Paramus property (Note 8) are accounted for under the equity method, as ACRT maintains joint control over the properties. Under the equity method, ACRT’s investment increases as a result of contributions and its allocable share of net income and decreases as a result of distributions and its allocable share of net loss. All significant intercompany balances and transactions have been eliminated in consolidation and in the use of the equity method of accounting.

b.	Interim Financial Statements (unaudited) – The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of ACRT’s operations and financial position, reference is made to the financial statements (including notes thereto) previously filed with the Securities and Exchange Commission with ACRT’s Form 10-K for the year ended December 31, 2004.

c.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Properties - Properties are carried at cost which includes the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings are depreciated on a straight-line basis over their estimated useful lives, which are 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT is amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2e).

e.	Purchase Accounting for the Acquisition of Real Estate – In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002, the fair value of real estate acquired is allocated to the acquired tangible assets, consisting of land and building and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values.

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” updates and clarifies the accounting and reporting for the impairment of assets held in use and to be disposed of. The Statement, among other things, requires ACRT to classify the operations of properties to be disposed of as discontinued operations.

In 2004, the property located in Memphis, Tennessee, leased to Federal Express Corp. was designated as to be disposed and an impairment charge of $52,521 was recorded. This property was subsequently sold in 2004 for aggregate net proceeds of $2,310,027 which resulted in no gain or loss on the sale for financial reporting purposes.

As of March 31, 2005, ACRT has one property in Philadelphia, PA designated to be disposed of (Note 3). Based on the proposed sales price of the Philadelphia, PA property, ACRT has recorded an impairment charge of $275,000, which includes an estimated disposition fee of $230,000 payable to the Advisor per the Advisory Agreement. This amount is included in income from discontinued operations on the consolidated statements of income in 2005.

The following presents the operating results for the property to be disposed of for the applicable periods:

	Three Months Ended March. 31,
	2005	2004
Revenues	$275,668	$188,870
Net (Loss) Income	(168,777)	46,662

g.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

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

l.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

m.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Three Months ended March 31, (In thousands)
	2005	2004
Total weighted average Class A common shares	3,183	3,183
Total weighted average Class B common shares	166	166

Weighted average number of common shares used in
calculation of basic earnings per share	3,349	3,349

Shares issuable upon exercise of stock options (15% of outstanding common shares)	502	—

Weighted average number of common shares used in calculation of diluted earnings per share	3,851	3,349

n.	Recent Accounting Pronouncements – In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”), was issued. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

o.	Stock-based Compensation – On May 21, 2004, ACRT shareholders approved revisions to ACRT’s 1997 Stock Option Plan which extended the life of ACRT’s stock options from ten to fifteen years and removed all restrictions on their exercise on April 1, 2008 or upon the occurrence of certain earlier events. However, the total number of options exercised cannot exceed fifteen percent of the outstanding shares at the exercise date.

Accordingly, ACRT will recognize compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the three months ended March 31, 2005 and 2004, ACRT recognized stock based compensation expense totaling $112,189 and $0, respectively.

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Mortgage Notes Payable and Lines of Credit

ACRT determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this analysis, ACRT has determined that the fair value of these instruments approximates their carrying values.

q.	Industry Segments – ACRT operates in one industry segment, investments in credit lease properties.

r.	Environmental Matters - Based upon management’s ongoing review of its properties, management is not aware of any environmental conditions with respect to any of ACRT’s properties, which would be reasonably likely to have a material adverse effect on ACRT. There can be no assurance, however, that the discovery of environmental conditions which were previously unknown, changes in law, the conduct of tenants or activities relating to properties in the vicinity of ACRT’s properties, will not expose ACRT to material liability in the future. Changes in law increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of ACRT’s tenants, which would adversely affect ACRT’s consolidated financial condition and results of operations.

s.	Reclassifications - Certain reclassifications were made to prior period amounts to conform with the current period presentation.

3.	PROPERTIES AND PROPERTY INVESTMENTS

The following acquisitions, investments and disposals were consummated during 2005 and 2004:

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

On April 30, 2004, ACRT sold the Memphis, Tennessee property leased to Federal Express Corp. for $2,325,000 resulting in net proceeds to ACRT of approximately $2,310,000 after costs and expenses, which resulted in no gain or loss for financial reporting purposes.

On January 3, 2005, an affiliate of the Advisor exercised its right to purchase ACRT’s property located in Philadelphia, PA for approximately $7.7 million. ACRT has recorded an impairment charge of $275,000 in connection with the proposed transaction. The transaction is expected to close in 2005.

On February 15, 2005, the Willow Grove outstanding loan balance of $800,000 was repaid plus all outstanding and accrued interest, and as a result, ACRT’s investment in Willow Grove was zero. Additionally, ACRT sold its member interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for net proceeds and a gain of $400,000.

The following proforma operating information for the three months ended March 31, 2005 and 2004 has been prepared as if all ACRT acquisitions and dispositions in 2005 and 2004 had been consummated as of January 1, 2004. The information does not purport to be indicative of what the operating results of ACRT would have been had the acquisitions and dispositions been consummated on January 1, 2004. Proforma results are as follows:

	Three Months Ended March 31, (000’s except per share amounts)
	2005	2004
Revenues	$1,891	$1,620
Net Income	343	341
Net Income per share – basic	.18	.10
– diluted	.15	.10

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

4.	INVESTMENT IN TRIANGLE PLAZA II

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

ACRT’s investment in Triangle includes costs capitalized by ACRT in the amount of $901,829. This amount, which includes the acquisition fee of $572,520, which was paid to the Advisor per the Advisory Agreement, and capitalized interest totaling $308,830, is not reflected in the underlying equity of Triangle and is being amortized over the estimated useful life of the underlying asset, which is 39 years. Amortization expense in the amount of $5,781 has been recorded in each of 2005 and 2004 and charged against ACRT’s equity in income of unconsolidated subsidiaries and undivided interests, which appears on the accompanying consolidated statements of income. ACRT earns a 12% preferred return on its investment in Triangle in the form of distributions and, after a similar preferred return to the other member, receives 40% of distributable cash flow attributable to base rent and recoveries and 20% of all percentage rents. ACRT received distributions of $146,986 and $121,551 from cash flows attributable to base rent and recoveries for the three months ended March 31, 2005 and 2004, respectively.

In September 2000, Triangle refinanced the property. The refinancing produced excess distributable capital proceeds of $1,433,409, of which $1,427,156 was distributed to ACRT in 2000, thereby reducing ACRT’s contributed capital to $3,046,744.

In March 2005, ACRT brought suit against its joint venture partner regarding the exercise of a right of first refusal on the purchase of ACRT’s interest in the property (see Note 19).

The following is the summary balance sheet information of Triangle as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Total Assets	$29,904,423	$29,945,219
Total Liabilities	26,036,961	26,021,652

The following is the summary income statement information of Triangle for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004
Rental Revenue	$1,226,419	1,234,506
Interest and Other income	1,567	370
Operating Expenses	390,793	415,402
Interest Expense	468,811	479,474
Depreciation and Amortization	177,723	177,723
Net Income	190,659	162,277

5.	INVESTMENT IN FORT WASHINGTON

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ACRT’s investment in Fort Washington includes the acquisition fee of $105,000 paid to the Advisor per the Advisory Agreement, which is not reflected in the underlying equity of Fort Washington. This amount is being amortized over the estimated useful life of the underlying asset.

ACRT will earn a 12% preferred return on its investment in Fort Washington from the date of investment in the form of distributions and, after a similar preferred return to the other partners, will receive 50% of the remaining distributable cash flow. ACRT received distributions of $30,000 and $150,000 for the three months ended March 31, 2005 and 2004, respectively. The distributions received in 2004 included $120,000 in preferred return for the period January 1, 2003 through December 31, 2003.

The following is the summary balance sheet information of Fort Washington as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Total Assets	$6,322,304	$6,359,841
Total Liabilities	4,964,515	5,041,678

The following is the summary income statement information of Fort Washington for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31
	2005	2004
Rental Revenue $	185,400	183,406
Interest Income	—	39
Operating Expenses	3,708	9,786
Interest Expense	79,763	70,019
Depreciation and Amortization	32,303	24,826
Net Income	69,626	78,814

ACRT expects to sell its investment in this property in 2005.

6.	INVESTMENT IN LEVITTOWN

On March 7, 2003, ACRT acquired a 20% limited partnership interest in Levittown ARC, LP (“Levittown”) for $200,000 plus the assumption of its pro rata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to Levittown. Levittown owns a property located in Levittown, Pennsylvania which is currently leased to Giant Food, Inc.

ACRT’s investment in Levittown includes the acquisition fee of $17,408 paid to the Advisor per the Advisory Agreement, which is not reflected in the underlying equity of Levittown. This amount is being amortized over the estimated useful life of the underlying asset, which is 39 years.

ACRT will earn a 9% preferred return on its investment in Levittown in the form of distributions and, after a similar preferred return to the other limited partners, all distributions in excess of 9% are allocated 50% to the limited partners and 50% to Levittown ARC Residual Partners, of which ACRT owns 63%. ACRT has received $4,500 in distributions for the three months ended March 31, 2005 and 2004, respectively.

The following is the summary balance sheet information of Levittown as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Total Assets	$3,328,479	$3,359,619
Total Liabilities	2,554,393	2,561,051

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the summary income statement information of Levittown for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Rental Revenue	$83,007	$83,007
Operating Expenses	6,171	6,235
Interest Expense	45,224	62,186
Depreciation and Amortization	34,155	34,155
Net Loss	(3,022)	(19,569)

ACRT expects to sell its investment in this property in 2005.

7.	INVESTMENT IN ROCHELLE PARK PROPERTY

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

On April 1, 2003, the property was refinanced. The refinancing produced excess distributable capital proceeds of approximately $2,200,000, which were distributed to ACRT. ACRT has received $46,000 and $97,500 for the three months ended March 31, 2005 and 2004, respectively.

The following is the combined summary balance sheet information of Rochelle ACRT 1 and 2’s 51% undivided interests as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Total Assets	$5,567,141	$5,505,782
Total Liabilities	5,678,254	5,701,177

The following is the combined summary income statement information of Rochelle ACRT 1 and 2’s 51% undivided interests for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
	2005	2004
Rental Revenue	$271,213	$284,091
Operating Expenses	125,869	97,640
(Gain) Loss on Interest Rate Cap	(51,676)	85,831
Interest Expense	72,655	56,494
Depreciation and Amortization	40,081	40,081
Net Income	84,284	4,045

ACRT expects to sell its investment in this property in 2005.

8.	INVESTMENT IN PARAMUS PROPERTY

On May 21, 2003, ACRT acquired, through Paramus ACRT, LLC (a wholly owned subsidiary), a 40% undivided interest in a 154,768 square foot retail and warehouse property located in Paramus, New Jersey for $2,400,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. The property is leased to Baby’s R Us, Levitz Furniture and Wade Odell Wade Padded Van Services. ACRT has received $62,300 and $51,000 in distributions for the three months ended March 31, 2005 and 2004, respectively.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the summary balance sheet information of the Paramus ACRT’s 40% undivided interest as of March 31, 2005 and December 31, 2004:

	March 31, 2004	December 31, 2004
Total Assets	$8,213,696	$8,231,980
Total Liabilities	5,811,737	5,828,279

The following is the summary income statement information of the Paramus ACRT’s 40% undivided interest for the three months ended March 31, 2005 and 2004:

	Three Months Ended March. 31,
	2005	2004
Rental Revenue	$244,034	$234,732
Operating Expenses	35,234	27,414
Interest Expense	108,574	110,873
Depreciation and Amortization	45,102	45,102
Net Income	55,124	51,343

ACRT expects to sell its investment in this property in 2005.

9.	INVESTMENT IN WILLOW GROVE

On October 3, 2003, ACRT, through Willow Grove ACRT, LLC (“Willow Grove ACRT”), a wholly owned subsidiary of ACRT, entered into an operating agreement with Willow Grove, LLC. Willow Grove ACRT has a 25% member interest in Willow Grove, LLC. Additionally, Willow Grove ACRT will fund up to a maximum of $550,000 in the form of a loan (the “Willow Grove Loan”), to Willow Grove, LLC at an interest rate of 12% per annum payable monthly. The Willow Grove Loan was to mature on April 1, 2006. The purpose of the Willow Grove Loan was to fund pre-construction costs in connection with the development of 12 acres of land located in Willow Grove, Pennsylvania. The Willow Grove Loan was secured by a second mortgage on 42 acres of land held by an affiliate of the managing member of Willow Grove, LLC. Willow Grove ACRT was not required to make any capital contributions beyond the maximum amount of the Willow Grove Loan.

At any time prior to the commencement of construction but in no event later than 30 months from the date of execution of the operating agreement, the managing member had the option to purchase Willow Grove ACRT’s ownership interest for an amount equal to (a) the greater of $250,000 or the highest outstanding loan balance not to exceed $550,000 plus (b) payment of any outstanding loans, plus accrued interest, made by Willow Grove ACRT. Additionally, Willow Grove ACRT had the option to sell its 25% ownership interest to the managing member at the earlier of 30 months from the date of the execution of the operating agreement or the completion of the project and receipt of a certificate of occupancy for an amount equal to (a) the greater of $250,000 or the highest outstanding loan balance not to exceed $550,000 and (b) repayment of any loan, plus accrued interest, made by Willow Grove ACRT.

On October 5, 2004, the operating agreement with Willow Grove, LLC was amended to increase the maximum loan amount to $650,000. On October 21, 2004, the operating agreement with Willow Grove, LLC was further amended to increase the maximum loan amount to $800,000. All other terms and conditions set forth in the original agreement remain unchanged.

On January 20, 2005, the board of directors agreed to amend the Willow Grove agreement to accept repayment of the outstanding loan balance of $800,000 plus all outstanding and accrued interest within ninety days in lieu of waiting the remaining fifteen months outstanding, as stated in the original agreement. After the repayment, ACRT’s investment in Willow Grove was zero. Additionally, ACRT agreed to sell its member interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for net proceeds and a gain of $400,000. This transaction was completed on February 15, 2005.

10.	INVESTMENT IN ARC INTERNATIONAL FUND II, LP

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ACRT’s investment in ARC International includes the acquisition fee of $62,655, paid to the Advisor per the Advisory Agreement, which is not reflected in the underlying equity of ARC International. This amount is being amortized over the estimated useful life of the underlying asset, which is 39 years.

ACRT will earn a 9.0% return on its investment in ARC International in the form of distributions.

The following is the summary balance sheet information of ARC International as of March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
Total Assets	$20,137,210	20,129,842
Total Liabilities	12,312,768	12,368,644

The following is the summary income statement information of ARC International for the three months ended March 31, 2005:

Three Months Ended March, 31 2005
Rental Revenue	$448,929
Operating Expenses	23,433
Interest Expense	213,298
Depreciation and Amortization	78,688
Net Income	133,510

11.	INTEGRAL NOTE RECEIVABLE

On December 31, 2003, Montgomeryville 309 Associates, LP (“Montgomeryville 309”), a wholly owned subsidiary of ACRT, in connection with its purchase of the property located in Montgomeryville, Pennsylvania entered into a note agreement with Integral Development Associates (“Integral”), the seller of the property. Under the terms of the note agreement, Montgomeryville 309 loaned Integral $645,000 at an interest rate of 12% per annum, which is secured by certain other property owned by Integral. The loan was to mature on January 1, 2006 and interest was payable monthly starting July 1, 2004 (which shall include all accrued but unpaid interest through June 30, 2004). For the three months ended March 31, 2004, $19,350 in interest has been paid under this note. On September 24, 2004, the principal on the note of $645,000, together with all outstanding interest, was repaid by Integral.

12.	RELATED PARTY TRANSACTIONS

The Advisor performs services for ACRT pursuant to the terms of the Advisory Agreement. Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The Advisor also performs and supervises the various administrative duties of ACRT such as maintaining the books and records. The Chairman and President of ACRT is an affiliate of the Advisor.

For the three months ended March 31, 2005 and 2004, ACRT incurred the following fees and reimbursements payable to the Advisor:

Acquisition Fee - On March 4 and March 31, 2004, ACRT incurred acquisition fees in the amounts of $212,000 and $62,655 in connection with the purchase of the Philadelphia, Pennsylvania property and the investment in ARC International, respectively.

No acquisition fees were incurred in 2005.

Financing Fee– On March 4, and June 18, 2004, ACRT incurred financing fees of $26,500 and $27,500 in connection with the purchase of the Philadelphia, Pennsylvania property and the placement of a line of credit on the Montgomeryville property, respectively. No financing fees were incurred in 2005. The financing fee is generally equal to .5% of the principal amount financed.

Asset Management Fees - Asset management fees of $174,619 and $168,368 for the three months ended March 31, 2005 and 2004, respectively, were incurred and are payable to the advisor of ACRT. The annual asset management fee is equal to 1% of the first $36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(as defined in the Advisory Agreement). For assets in excess of the first $36,049,000, the asset management fee is equal to 0.5% of the ACRT’s average invested assets. Pursuant to the Advisory Agreement, beginning in 1999, average invested assets were subject to periodic valuation performed by a third party (as defined in the Advisory Agreement). It was agreed by the Advisor, that the 2004 valuation, which would have resulted in an increase in asset management fees, would not be used to calculate the asset management fees. Accordingly, asset management fees were calculated using the 2003 valuation

Unpaid asset management fees included in due to related parties on the consolidated balance sheets were $45,061 at March 31, 2005 and 2004.

Disposition Fee - There were no disposition fees incurred for the three months ended March 31, 2005 and 2004. The disposition fee is generally equal to 3% of the contract sales price.

Stock Ownership - As of March 31, 2005, principals of the Advisor owned 44,760 shares of Class A Common Stock, which represents approximately 1.4% of the outstanding shares of Class A Common Stock of ACRT. The total amounts purchased, net of commissions, were $414,030.

Miscellaneous - ACRT agreed to reimburse the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. These reimbursements totaled $3,750 for the three months ended March 31, 2005 and 2004, and are included in professional expenses on the accompanying consolidated statements of income.

13.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of March 31, 2005 are as follows:

2005	$4,499,531
2006	5,923,339
2007	6,140,974
2008	6,023,122
2009	5,939,597
Thereafter	28,254,445

$56,781,008

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months ended March 31, 2005 and 2004, the following tenants accounted for greater than 10% of rental revenues:

	2005	2004
Sports Authority	13.7%	14.6%
Bed, Bath and Beyond	11.2	12.4
Barnes and Noble	11.2	—
CaroMont Medical	10.0	11.1

14.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $18,601,570 and $18,717,178 at March 31, 2005 and at December 31, 2004, respectively. These mortgages are secured by the respective properties with a total net book value of $21,708,109 and $21,824,655 at March 31, 2005 and at December 31, 2004, respectively.

The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

ACRT had variable rate mortgages totaling $13,584,672 and $13,660,705 at March 31, 2005 and December 31, 2004, respectively. The mortgages carry variable interest rates of 206, 220 and 225 basis points over LIBOR (2.62 % at March 31, 2005). The variable rate mortgages are secured by three properties with a combined net book value of $19,423,006 and $19,527,811 at March 31, 2005 and December 31, 2004, respectively.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2005, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2005	$626,047	—	$626,047
2006	709,284	$8,227,954	8,937,238
2007	738,533	3,820,638	4,559,171
2008	649,639	—	649,639
2009	544,358	—	544,358
Thereafter	1,965,092	14,904,697	16,869,789

	$5,232,953	$26,953,289	$32,186,242

15.	DERIVATIVE INSTRUMENTS

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 14), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, net was reported as an asset of $13,511 and $10,889, as of March 31, 2005 and December 31, 2004, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of ($2,622) and $25,823 has been recorded as a (gain) loss on interest rate cap, net on the accompanying consolidated statements of income for the three months ended March 31, 2005 and 2004, respectively.

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 (Note 14), ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap is coterminous with the mortgage loan. The cap, which terminates on March 1, 2007, is for the notional amount of $2,650,000. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap is $16,699 at March 31, 2005 and is included in assets held for sale. The carrying amount of the interest rate cap at December 31, 2004 was $28,258 and is included in prepaid expenses and other assets, net. These amounts are based on information supplied by the counter party to the cap contract and the change in the fair value of the interest rate cap of $11,559 and $20,218 has been recorded as a loss on interest rate cap, net, and as a component of income from discontinued operations in the accompanying consolidated statements of income for the three months ended March 31, 2005 and 2004, respectively. The impact of the interest rate swap was not material to the consolidated financial statements.

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

On April 30, 2004, with the sale of the Memphis, Tennessee property leased to Federal Express Corp., the credit facility was reduced by $1,652,387 which represented the collateral value of this property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150.

The total amount available under this facility at March 31, 2005, after quarterly amortization and the sale of the Memphis property, is $3,011,015 and $1,372,613 has been drawn leaving a balance available for use of $1,638,402 at March 31, 2005.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at March 31, 2005 was the full $5,500,000.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	CREDIT EVENTS

In 2003, Kids R Us announced it would cease operations. ACRT, through a lease with Toys R Us, leases 18,961 square feet to Kids R Us at its New York City property. Kids R Us closed this Kids R Us location on May 1, 2004 and subsequently subleased this property to Office Depot. As of March 31, 2005, all rents and reimbursements due were paid.

18.	CLASS B COMMON STOCK

In 2004, ACRT approved dividends to the holders of Class B common stock for the year ending 2003. The dividends, totaling $118,077, were accrued but not paid as of March 31, 2005. In 2005, ACRT approved dividends to the holders of Class B common stock for the year ending 2004. These dividends, totaling $162,769, were accrued but not paid as of March 31, 2005.

19.	LEGAL MATTER

On March 25, 2005, Whitestone Triangle LP (“Whitestone”) a wholly owned subsidiary of ACRT brought suit against its joint venture partner in the New York, NY property (Note 4) regarding the exercise of a right of first refusal to purchase ACRT’s interest in the property. On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestone’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party firm, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale.

On April 1, 2005 its joint venture partner filed a separate lawsuit against Whitestone compelling a sale of ACRT’s interest under the terms of the original right of first refusal. Management and ACRT’s legal counsel believes it is too early to determine the outcome of this lawsuit.

20.	SUBSEQUENT EVENTS

On April 27, 2005, ACRT paid the 2003 and 2004 annual cash dividends of $118,077 and $162,769, respectively, to its Class B shareholder of record as of December 31, 2003 and 2004, respectively.

On April 30, 2005, ACRT paid a quarterly cash dividend of $763,577 to Class A shareholders of record as of September 30, 2004.

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

On February 2, 2005, ACRT entered into an amendment to the Agreement. The amendment provides for, among other items, (1) the removal of certain assets from the transaction provided for in the Agreement, (2) a reduction in the purchase price to approximately $65.2 million, subject to further adjustment, (3) elimination of a potential participation in revenue at one of the properties, and (4) the termination of the purchaser’s right to terminate the Agreement based upon its due diligence investigation. The properties and investments included in the amended Agreement are:

Montgomeryville, PA	Marietta, GA
Norcross, GA	Lilburn, GA
Overland Park, KS	San Antonio, TX
Wichita, KS	Plymouth, IN
Sacramento, CA	Memphis, TN
Levittown, PA (partnership interest)

ACRT anticipates that the sale of these properties and investments will close in 2005, subject to shareholder approval. Based on the current sales price in the amended Agreement, ACRT anticipates that all properties and investments will be sold an amount in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

In addition to the above, during 2005, ACRT, pursuant to various rights of first refusal and purchase agreements, entered into various contracts to sell additional properties and investments not included in the above Agreement as amended. The purchasers of these properties include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	Philadelphia, PA
Paramus, NJ (partnership interest)	New York, NY (partnership interest)

On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement, the tenant entered into a contract to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. This contract was subsequently terminated.

ACRT anticipates that the sale of these properties and investments will close in 2005, subject to shareholder approval. Based on the current sales prices, ACRT anticipates that all properties and investments, with the exception of the Philadelphia, PA property in which an impairment charge has been recorded, will be sold for amounts in excess of their carrying amounts and, therefore will result in a gain for financial reporting purposes.

As of March 31, 2005, ACRT owned or had interests in 21 real estate properties encompassing 1,071,266 rentable square feet.

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

Industry Segments. ACRT currently operates in one industry segment—investments in credit lease properties.

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

For the three months ended March 31, 2005 and 2004 , ACRT incurred an impairment charge of $275,000 and $52,521, respectively. The impairment charge in 2005 was on the Philadelphia, Pennsylvania property leased to Barnes and Noble. The impairment charge in 2004 was on the Memphis, Tennessee property leased to Federal Express Corp.

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

During the three months ended March 31, 2004, ACRT purchased two retail properties, including an equity method investment in one property, totaling 92,743 rentable square feet for $7,758,000.

ACRT’s $5.5 million variable rate secured line-of-credit facility, which is scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to 0.5% per year on the unused portion of the commitment. On April 30, 2004, with the sale of the Memphis, Tennesse property leased to Federal Express Corp., the credit facility was reduced by $1,652,387 which represented the collateral value of the Memphis property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. The total amount available under this facility at March 31, 2005, after quarterly amortization and the sale of the Memphis property, is $3,011,015 and $1,372,613 has been drawn leaving a balance available for use of $1,638,402 at March 31, 2005.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 2.25% and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at March 31, 2005 was the full $5,500,000.

Since 1993, ACRT has raised, through the issuance of shares of Class A common stock, aggregate capital of approximately $30.6 million, and through the issuance of shares of Class B common stock, aggregate capital of approximately $1.56 million. The capital raised was used primarily to acquire properties and to retire indebtedness.

During 2005, ACRT has not sold any additional Class A or Class B common shares.

See the comments under the General section regarding the sale of certain assets.

Dividends. In connection with its intention to continue to qualify as a REIT for federal income tax purposes, ACRT expects to continue paying regular dividends to its shareholders. These dividends are expected to be paid from operating cash flows and/or from other sources.

Dividends paid to common shareholders for the three months ended March 31, 2005 and 2004 were $763,577 and $684,755 respectively. The increase is due to an increase in the outstanding shares from sales of Class A shares in the fourth quarter of 2003 which were prorated in calculating the first quarter 2004 dividend payment. In 2004, ACRT approved dividends to the Class B shareholders for the year ending 2003 totaling $118,077. In 2005, ACRT approved dividends to the Class B shareholders for the year ending 2004 totaling $162,769. The dividends were accrued but not paid as of March 31, 2005.

ACRT believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in compliance with REIT requirements in both the short and long-term. In addition, ACRT anticipates that cash on hand and borrowings under its secured credit facilities will provide the necessary capital for its operations. Cash flows from operations as reported in the consolidated statements of cash flows were $548 thousand and $452 thousand for 2005 and 2004, respectively. The increase in cash flows from operations is primarily due a full quarter of activity in 2005 for properties and investments purchased in the first quarter of 2004.

Net cash provided by investing activities was $1.501 million in 2005 and net cash used in investing activities was $8.190 million in 2004. Net cash provided by investing activities is related primarily to sale of properties or investments and repayments of notes receivable while net cash used in investing activities is primarily related to purchase of investments in real estate properties and investments in joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities was $1.893 million in 2005 and net cash provided by financing activities was $7.404 million in 2004. Net cash used in 2005 was for repayments under the secured credit facility, dividends paid and debt service payments. Net cash provided by financing activities in 2004 was primarily attributable to proceeds from mortgage financings, and advances under the secured credit facility.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of March 31, 2005, a total of eight of ACRT’s thirteen consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $32.186 million ($5.243 million is attributable to the Philadelphia, PA property which is included in liabilities related to assets held for sale on the Consolidated Balance Sheets as of March 31, 2005), including $13.6 million in variable interest rate mortgages. As of March 31, 2005, the weighted averaged interest rate on ACRT’s outstanding mortgages was 6.69%. The scheduled principal payments for the next five years are as follows:

2005	$626,047
2006	709,284
2007	738,533
2008	649,639
2009	544,358

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2005	$—
2006	8,227,954
2007	3,820,638
2008	—
2009	—

The interest rates on ACRT’s outstanding indebtedness range from 4.67% (variable rate at March 31, 2005) to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, have amounts available under its secured credit facility or obtain access to other capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

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

Results of Operations for the Three Months March 31, 2005 and 2004

Selected Income Statement Data	2005	2004	Favorable (Unfavorable) 2005-2004
	(Dollars in thousands)
Rental revenues	$1,576	$1,313	$263
Interest income	31	41	(10)
Equity in income of unconsolidated subsidiaries and undivided interest	305	198	107
Gain on sale of investment in unconsolidated subsidiaries	400	—	400
Interest expense	500	502	2
Depreciation and amortization expense	269	262	(7)
Management fees-affiliate	175	169	(6)
Real estate taxes	176	—	(176)
Property operating expenses	86	97	11
General and administrative taxes	50	59	9
Stock based compensation	112	—	(112)
Professional expenses	112	115	3
Other expenses	16	36	20
Minority interest in earnings of subsidiaries	52	56	4
(Loss) income from discontinued operations	(169)	46	(215)
Net income	595	302	293

Rental revenues increased by $263,000 which is primarily attributable to $168,000 higher real estate tax reimbursements due to the timing and recording of revenues. The increase in revenues is offset by a similar increase in real estate tax expense, $81,000 in higher rents from the Montgomeryville property due to timing of rent commencements in 2004 and $10,000 higher rents on the Sacramento, CA property due to a CPI rent increase.

Interest income decreased by $10,000, due mainly to lower interest income from the Integral loan, which was repaid in September 2004.

Equity in income of unconsolidated subsidiaries and undivided interests increased by $107,000 of which $80,000 is attributable to higher income from the Rochelle Park property due primarily to gains on the value of the interest rate cap and swap, $14,000 from the investment in the Woodcliffe Lake, NJ property purchased on March 31, 2004 and slightly higher income from the New York, NY property due to lower interest expense due to mortgage amortization and higher interest income.

Gain on sale of investment in unconsolidated subsidiaries is attributable to the sale of the Willow Grove member interest.

Deprecation and amortization expense increased by $7,000 due to the amortization of the finance fees associated with the Montgomeryville line of credit, which was established in June 2004.

Asset management fees increased by $6,000 due to the acquisition of the Philadelphia, PA property and the investment in the Woodcliffe Lake property which occurred in March 2004.

Real estate taxes increased by $176,000 due to the timing and recording of expenses (see rental revenues).

Property operating expenses decreased by $11,000 primarily due to higher electricity reimbursements from the tenant in the Philadelphia, PA property due to timing. General expense decreased by $9,000 due mainly to lower travel expense.

Stock based compensation increased $112,000 due to modifications made in May 2004 to the 1997 Stock Option Plan.

Other expenses decreased by $20,000 due primarily to a gain on an interest rate cap of $3,000 in 2005 versus a loss of $26,000 in 2004, offset by $5,000 higher loss on minority interest receivable write-offs and $3,000 higher state tax expense.

Minority interest in earnings of subsidiaries decreased by $4,000 due to slightly lower income from the joint venture properties.

Income from discontinued operations decreased by $215,000 due primarily to the Philadelphia, PA property which was in operation for the full three-month period in 2005 versus less than one month in 2004 offset by a $275,000 impairment charge on this property.

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

The following table reflects the calculation of ACRT’s FFO and cash flow activities for the three months ended March 31, 2005 and 2004.

	2005	2004
	(In thousands)
Income from continuing operations before gains on sale of investments and minority interest	$415	$311
Depreciation and amortization of real estate	235	234
Amortization of leasing commissions	4	4
Joint venture adjustment-depreciation and amortization of real estate	145	145
Joint venture adjustment-amortization of leasing commissions	6	6

Funds from Operations	805	700
Cash flow from operating activities	548	452
Cash flow used in investing activities	1,501	(8,190)
Cash flow provided by financing activities	(1,893)	7,404

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT has investments in various real estate joint ventures with varying structures. These investments include ACRT’s non-controlling interests in Triangle Plaza II, LLC, Fort Washington Fitness, L.P., Levittown ARC, LP, Willow Grove ACRT, LLC and ARC International Fund II, LP and its undivided interests in the Rochelle Park property and the Paramus property. See Item 1 notes 4 to 10 of Notes to Consolidated Financial Statements for information on these investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At March 31, 2005 ACRT had three variable rate mortgages outstanding totaling $13.6 million. These mortgages bear interest at LIBOR plus 206 basis points (4.67 % per year on $4.158 million), LIBOR plus 225 basis points (4.92 % per year on $4.183 million) and LIBOR plus 220 basis points (4.82 % per year on $5.243 million). Had the LIBOR rate been 100 basis points higher during the three months ended March 31, 2005, ACRT’s net income would have been reduced by approximately $34,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.158 million mortgage balance at March 31, 2005, which effectively caps the LIBOR rate at 7.45% per year and 50% of the notional amount of the $5.243 million mortgage balance at March 31, 2005, which effectively caps the LIBOR rate of 9.2% per year.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. ACRT’s management, with the participation of ACRT’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of ACRT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, ACRT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACRT’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b)	Internal Control Over Reporting. There have not been any changes in ACRT’s internal control over financial reporting during the first quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACRT’s internal control over reporting.

PART II - OTHER INFORMATION

ITEM 1.	On March 25, 2005, Whitestone Triangle LP (“Whitestone”) a wholly owned subsidiary of ACRT brought suit against the joint venture partner in the New York, NY property (see Note 4 of Notes to Consolidated Financial Statements) regarding the exercise of a right of first refusal to purchase ACRT’s interest in the property. On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestones’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party firm, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale.

On April 1, 2005 the joint venture partner filed a separate lawsuit against Whitestone compelling a sale of ACRT’s interest under the terms of the original right of first refusal. Management and ACRT’s legal counsel believes it is too early to determine the outcome of this lawsuit.

ITEM 2.	Changes in Securities and Use of Proceeds- not applicable

ITEM 3.	Defaults Upon Senior Securities-not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders- not applicable

ITEM 5.	Other information- not applicable

ITEM 6.	Exhibits and Reports

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of May 2005.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer