Form 10-Q
period 2005-06-30
ARC CORPORATE REALTY TRUST INC
filed 2005-08-15
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of August 15, 2005, there were 3,181,540 Class A Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Balance Sheets

June 30, 2005 (Unaudited) and December 31, 2004

	2005	2004
Assets

Property:
Land	$12,412,227	$14,515,922
Building and improvements	36,653,540	45,068,320

	49,065,767	59,584,242
Less: accumulated depreciation	6,693,058	6,401,456

	42,372,709	53,182,786
Investment in unconsolidated subsidiaries and undivided interests	7,670,133	7,797,437

Total property and investments	50,042,842	60,980,223

Assets held for sale	10,335,226	—

Cash and cash equivalents, including restricted cash of $486,388 and $424,035 for 2005 and 2004, respectively	815,028	860,299

Deferred rent receivable	1,243,981	1,130,154

Rent receivable	266,953	236,867

Notes receivable-tenants	346,875	369,608

Notes receivable	—	800,000

Prepaid expenses and other assets, net	248,849	322,159

Deferred financing and other fees, net of accumulated amortization of $671,578 and $624,597 for 2005 and 2004, respectively	329,739	522,540

Deferred leasing costs, net of accumulated amortization of $123,435 and $116,323 for 2005 and 2004, respectively	89,032	96,114

Total assets	$63,718,525	$65,317,964

Liabilities and Shareholders’ Equity

Liabilities:
Liabilities related to assets held for sale	$8,049,112	$—
Mortgage notes payable	26,764,108	32,377,883
Lines of credit	1,447,613	2,247,613
Due to related parties	45,061	45,061
Acquired unfavorable leases, net	—	2,815,460
Unearned rental revenue	31,250	31,250
Accounts payable and accrued expenses	786,686	851,859

Total liabilities	37,123,830	38,369,126

Minority interest	31,645	30,972

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,106,429
Deferred compensation plans	523,551	299,172
Accumulated distributions in excess of net income	(6,070,278)	(5,491,083)

Total shareholders’ equity	26,563,050	26,917,866

Total liabilities and shareholders’ equity	$63,718,525	$65,317,964

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Revenues:
Rental revenues	$1,560,350	$1,344,433	$2,950,937	$2,640,999
Real estate tax reimbursements	168,625	68,116	353,488	84,238
Interest income	11,091	36,057	42,238	76,903
Equity in income of unconsolidated subsidiaries and undivided interests	243,866	449,014	548,507	647,228
Gain on sale of investment in unconsolidated subsidiary	—	—	400,000	—

Total revenues	1,983,932	1,897,620	4,295,170	3,449,368

Expenses:
Interest expense	507,109	468,113	1,007,281	969,942
Depreciation and amortization	268,646	262,577	537,291	524,761
Management fees-affiliate	174,619	175,526	349,238	343,894
Real estate taxes	178,183	56,237	354,099	56,237
Property operating expenses	59,626	90,469	145,818	187,611
General and administrative expenses	19,151	55,315	69,216	114,652
Stock based compensation	112,190	74,816	224,379	74,816
Professional expenses	156,736	34,225	269,282	149,504
Loss (gain) on interest rate cap, net	8,773	(7,503)	6,151	18,320
Other expenses	(41)	11,300	10,487	17,170
State and local taxes	2,506	6,129	10,523	10,929

Total expenses	1,487,498	1,227,204	2,983,765	2,467,836

Income from continuing operations before minority interests	496,434	670,416	1,311,405	981,532

Minority interests in earnings from subsidiaries	63,583	51,688	115,266	107,588

Income from continuing operations	432,851	618,728	1,196,139	873,944

Income (loss) from discontinued operations	83,366	101,438	(85,411)	148,211

Net income allocable to Class A and Class B common shareholders	$516,217	$720,166	$1,110,728	$1,022,155

Net income per share from continuing operations - basic	$0.13	$0.19	$0.36	$0.26
Net income (loss) per share from discontinued operations - basic	0.02	0.03	(0.03)	0.04

Net income per share - basic	0.15	0.22	0.33	0.30

Net income per share from continuing operations - diluted	0.11	0.16	0.31	0.23
Net income (loss) per share from discontinued operations - diluted	0.02	0.03	(0.02)	0.04

Net income per share - diluted	0.13	0.19	0.29	0.27

Weighted average shares outstanding-basic	3,349,000	3,349,000	3,349,000	3,349,000
Weighted average shares outstanding-diluted	3,851,000	3,851,000	3,851,000	3,851,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the Six Months Ended June 30, 2005 (unaudited)

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Accumulated Distributions in Excess of Net Income	Total Shareholders’ Equity
Balance, December 31, 2004	$3,182	$166	$32,106,429	$299,172	$(5,491,083)	$26,917,866
Amortization of stock based compensation	—	—	—	224,379	—	224,379
Net income	—	—	—	—	1,110,728	1,110,728
Dividends	—	—	—	—	(1,689,923)	(1,689,923)

Balance, June 30, 2005	$3,182	$166	$32,106,429	$523,551	$(6,070,278)	$26,563,050

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash Flows from Operating Activities:
Net income	1,110,728	1,022,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	562,113	596,359
Amortization of stock based compensation	224,379	74,816
Amortization of acquired unfavorable lease	(114,527)	(66,808)
Minority interest in earnings of subsidiaries	115,266	107,588
Impairment charge	324,000	52,521
Gain on sale of investment in unconsolidated subsidiary	(400,000)	—
Write off of TMD minority interest	10,487	17,170
Loss on interest rate cap	18,412	35,045
Equity in income of unconsolidated subsidiaries and undivided interests	(548,507)	(647,228)
(Increase) decrease in assets:
Rent receivable	(33,380)	133,544
Deferred rent receivable	(206,045)	(41,793)
Prepaid and other assets, net	(60,969)	33,937
Increase (decrease) in liabilities:
Due to related parties, net	—	66,995
Accounts payable and accrued expenses	86,898	(412,651)
Unearned rent	86,329	29,500

Net cash provided by operating activities	1,175,184	1,001,150

Cash Flows from Investing Activities:
Payment for tenant improvements	—	(146,971)
Due to related parties, net	—	(209,674)
Proceeds from sale of investment in unconsolidated subsidiary	400,000	—
Net proceeds from sale of property	—	2,310,027
Acquisition of properties	—	(7,527,285)
Investment in unconsolidated subsidiaries and undivided interests	—	(753,655)
Distributions from unconsolidated subsidiaries and undivided interests	675,811	855,631
Decrease (increase) in notes receivable	800,000	(100,000)
Principal payments on notes receivable-tenants	22,733	20,476

Net cash provided by (used in) investing activities	1,898,544	(5,551,451)

Cash Flows from Financing Activities:
Mortgage note principal amortization	(385,919)	(349,188)
Borrowings under mortgage note payable	—	5,300,000
Lines of credit, net	(800,000)	887,215
Deferred financing and other costs	—	(236,722)
Purchase of interest rate cap	—	(56,500)
Distributions to minority interest owners	(125,080)	(125,080)
Offering costs paid	—	(5,310)
Dividends paid	(1,808,000)	(1,448,332)

Net cash (used in) provided by financing activities	(3,118,999)	3,966,083

Net Decrease in Cash and Cash Equivalents	(45,271)	(584,218)
Cash and Cash Equivalents, Beginning of Period	860,299	1,946,171

Cash and Cash Equivalents, End of Period	$815,028	$1,361,953

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,150,797	$1,048,625

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

Through June 30, 2005, ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $30,545,106 to ACRT. In addition, ACRT has raised $1,781,735 of gross proceeds representing 166,397 Class B shares from one investor, which net of offering costs, has yielded $1,564,671 to ACRT.

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
Levittown, PA (partnership interest)

ACRT is in negotiation with the Purchaser on a second amendment to the Agreements. ACRT continues to review other options. Based on the current sales price, ACRT anticipates that all properties and investments will be sold at an amount in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of June 30, 2005, ACRT has one property in Philadelphia, PA designated to be disposed of (Note 3). Based on the proposed sales price of the Philadelphia, PA property, ACRT has recorded an impairment charge of $324,000, which includes an estimated disposition fee of $230,000 payable to the Advisor per the Advisory Agreement. This amount is included in income from discontinued operations on the consolidated statements of income in 2005.

The following presents the operating results for the property to be disposed of and the property sold in 2004 for the applicable periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$287,475	$251,605	$563,143	$440,475
Net Income (Loss)	83,366	101,438	(85,411)	148,211

g.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

Cash and cash equivalent balances may exceed insurable limits. ACRT believes it mitigates risk by investing in or through major financial institutions.

h.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

i.	Amortization - Deferred financing costs are amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs are amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments are amortized over the estimated useful life of the underlying real estate assets.

j.	Income Taxes - ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant, as applicable.

k.	Revenue Recognition - Rental revenue from tenant operating leases which provide for scheduled rental increases are recognized on a straight-line basis over the term of the respective leases.

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

l.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

m.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Three Months ended June 30, (In thousands)		Six Months ended June 30, (In thousands)
	2005	2004	2005	2004
Total weighted average Class A common shares	3,183	3,183	3,183	3,183

Total weighted average Class B common shares	166	166	166	166

Weighted average number of common shares used in calculation of basic earnings per share	3,349	3,349	3,349	3,349

Shares issuable upon exercise of stock options (15% of outstanding common shares)	502	502	502	502

Weighted average number of common shares used in calculation of diluted earnings per share	3,851	3,851	3,851	3,851

n.	Recent Accounting Pronouncements – In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”), was issued. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

o.	Stock-based Compensation – On May 21, 2004, ACRT shareholders approved revisions to ACRT’s 1997 Stock Option Plan which extended the life of ACRT’s stock options from ten to fifteen years and removed all restrictions on their exercise on April 1, 2008 or upon the occurrence of certain earlier events. However, the total number of options exercised cannot exceed fifteen percent of the outstanding shares at the exercise date.

Accordingly, ACRT will recognize compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the six months ended June 30, 2005 and 2004, ACRT recognized stock based compensation expense totaling $224,379 and $74,816, respectively.

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On January 3, 2005, an affiliate of the Advisor exercised its right to purchase ACRT’s property located in Philadelphia, PA for approximately $7.7 million. ACRT has recorded an impairment charge of $324,000 in connection with the proposed transaction. The transaction is expected to close in 2005.

On February 15, 2005, the Willow Grove outstanding loan balance of $800,000 was repaid plus all outstanding and accrued interest, and as a result, ACRT’s investment in Willow Grove was zero. Additionally, ACRT sold its member interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for net proceeds and a gain of $400,000.

The following proforma operating information for the six months ended June 30, 2005 and 2004 has been prepared as if all ACRT acquisitions and dispositions in 2005 and 2004 had been consummated as of January 1, 2004. The information does not purport to be indicative of what the operating results of ACRT would have been had the acquisitions and dispositions been consummated on January 1, 2004. Proforma results are as follows:

	Six Months Ended June 30, (000’s except per share amounts)
	2005	2004
Revenues	$3,715	$3,453
Net Income	616	878
Net Income per share – basic	.18	.26
- diluted	.16	.23

4.	INVESTMENT IN TRIANGLE PLAZA II

On June 9, 1998, ACRT, through a wholly owned subsidiary, acquired a 40% interest in Triangle Plaza II, LLC (“Triangle”), for an initial equity investment of $4,473,900 at completion. Triangle owns a 139,294-square-foot retail complex in College Point

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

(Queens), New York City which was completed in July 1999. The complex is leased to Toys R Us—Delaware Inc. (for use as a Toys R Us and Kids R Us facility) and National Amusements, Inc. In March of 2000, Triangle purchased the land under the property for approximately $10,200,000. The land was previously subject to a ground lease.

ACRT’s investment in Triangle includes costs capitalized by ACRT in the amount of $901,829. This amount, which includes the acquisition fee of $572,520, which was paid to the Advisor per the Advisory Agreement, and capitalized interest totaling $308,830, is not reflected in the underlying equity of Triangle and is being amortized over the estimated useful life of the underlying asset, which is 39 years. Amortization expense in the amount of $5,781 has been recorded in each of 2005 and 2004 and charged against ACRT’s equity in income of unconsolidated subsidiaries and undivided interests, which appears on the accompanying consolidated statements of income. ACRT earns a 12% preferred return on its investment in Triangle in the form of distributions and, after a similar preferred return to the other member, receives 40% of distributable cash flow attributable to base rent and recoveries and 20% of all percentage rents. ACRT received distributions of $283,688 and $241,170 from cash flows attributable to base rent and recoveries for the six months ended June 30, 2005 and 2004, respectively. ACRT also received $57,823 and $83,647 in percentage rent distributions for the six months ended June 30, 2005 and 2004, respectively.

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

The following is the summary balance sheet information of Triangle as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Total Assets	$29,163,338	$29,945,219
Total Liabilities	25,702,999	26,021,652

The following is the summary income statement information of Triangle for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental Revenue	$936,075	1,109,721	$2,162,494	2,344,227
Interest and Other income	1,788	225	3,355	595
Operating Expenses	162,827	161,120	553,620	576,522
Interest Expense	475,968	477,161	944,779	956,635
Depreciation and Amortization	177,720	177,723	355,443	355,446
Net Income	121,348	293,942	312,007	456,219

5.	INVESTMENT IN FORT WASHINGTON

On December 24, 2002, ACRT through a wholly owned subsidiary, acquired a 50% limited partnership interest in Fort Washington Fitness, LP (“Fort Washington”) for $1,000,000 plus the assumption of its pro rata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to Fort Washington. Fort Washington owns a property located in Fort Washington, Pennsylvania, which consists of a 41,000-square-foot LA Fitness Center (built by LA Fitness, the tenant). The property was completed in November 2003 and the LA Fitness lease has a rent commencement date of January 2, 2004.

ACRT’s investment in Fort Washington includes the acquisition fee of $105,000 paid to the Advisor per the Advisory Agreement, which is not reflected in the underlying equity of Fort Washington. This amount is being amortized over the estimated useful life of the underlying asset.

ACRT will earn a 12% preferred return on its investment in Fort Washington from the date of investment in the form of distributions and, after a similar preferred return to the other partners, will receive 50% of the remaining distributable cash flow. ACRT received distributions of $60,000 and $217,053 for the six months ended June 30, 2005 and 2004, respectively. The distributions received in 2004 included $120,000 in preferred return for the period January 1, 2003 through December 31, 2003.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the summary balance sheet information of Fort Washington as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Total Assets	$6,347,139	$6,359,841
Total Liabilities	4,954,717	5,041,678

The following is the summary income statement information of Fort Washington for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental Revenue	$185,400	188,565	$370,800	371,971
Interest and Other income	—	6	—	45
Operating Expenses	6,782	6,771	10,490	16,557
Interest Expense	89,327	72,674	169,090	142,693
Depreciation and Amortization	28,658	29,204	60,961	54,030
Net Income	60,633	79,922	130,259	158,736

ACRT expects to sell its investment in this property in 2005.

6.	INVESTMENT IN LEVITTOWN

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

ACRT will earn a 9% preferred return on its investment in Levittown in the form of distributions and, after a similar preferred return to the other limited partners, all distributions in excess of 9% are allocated 50% to the limited partners and 50% to Levittown ARC Residual Partners, of which ACRT owns 63%. ACRT has received $9,000 in distributions for the six months ended June 30, 2005 and 2004, respectively.

The following is the summary balance sheet information of Levittown as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Total Assets	$3,292,716	$3,359,619
Total Liabilities	2,545,122	2,561,051

The following is the summary income statement information of Levittown for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental Revenue	$83,007	$83,007	$166,014	$166,014
Operating Expenses	7,858	4,826	14,029	11,061
Interest Expense	45,551	46,202	90,775	108,388
Depreciation and Amortization	34,155	34,155	68,310	68,310
Net Loss	(4,557)	(2,176)	(7,100)	(21,745)

ACRT expects to sell its investment in this property in 2005.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On April 1, 2003, the property was refinanced. The refinancing produced excess distributable capital proceeds of approximately $2,200,000, which were distributed to ACRT. ACRT has received distributions of $141,000 and $172,500 for the six months ended June 30, 2005 and 2004, respectively.

The following is the combined summary balance sheet information of Rochelle ACRT 1 and 2’s 51% undivided interests as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Total Assets	$5,577,141	$5,505,782
Total Liabilities	5,645,641	5,701,177

The following is the combined summary income statement information of Rochelle ACRT 1 and 2’s 51% undivided interests for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental Revenue	$305,727	280,134	$576,940	$564,225
(Gain) loss on Interest Rate Cap	40,570	(116,760)	(11,106)	(30,929)
Operating Expenses	106,732	98,244	232,601	195,884
Interest Expense	74,955	47,811	147,610	104,305
Depreciation and Amortization	40,080	40,080	80,161	80,161
Net Income	43,390	210,759	127,674	214,804

ACRT expects to sell its investment in this property in 2005.

8.	INVESTMENT IN PARAMUS PROPERTY

On May 21, 2003, ACRT acquired, through Paramus ACRT, LLC (a wholly owned subsidiary), a 40% undivided interest in a 154,768 square foot retail and warehouse property located in Paramus, New Jersey for $2,400,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. The property is leased to Baby’s R Us, Levitz Furniture and Wade Odell Wade Padded Van Services. ACRT has received $124,300 and $101,286 in distributions for the six months ended June 30, 2005 and 2004, respectively.

The following is the summary balance sheet information of the Paramus ACRT’s 40% undivided interest as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Total Assets	$8,183,631	$8,231,980
Total Liabilities	5,795,590	5,828,279

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the summary income statement information of the Paramus ACRT’s 40% undivided interest for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental Revenue	$244,035	230,977	$488,069	$465,709
Operating Expenses	36,844	30,381	72,078	57,795
Interest Expense	109,470	110,599	218,044	221,472
Depreciation and Amortization	45,102	45,102	90,204	90,204
Net Income	52,619	44,895	107,743	96,238

ACRT expects to sell its investment in this property in 2005.

9.	INVESTMENT IN WILLOW GROVE

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

ACRT will earn a 9.0% return on its investment in ARC International in the form of distributions.

The following is the summary balance sheet information of ARC International as of June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
Total Assets	$20,190,846	20,129,842
Total Liabilities	12,257,313	12,368,644

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the summary income statement information of ARC International for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Rental Revenue	$449,303	448,534	$898,232	448,534
Operating Expenses	23,412	23,705	46,845	23,705
Interest Expense	213,722	218,622	427,020	218,622
Depreciation and Amortization	78,685	78,686	157,373	78,686
Net Income	133,484	127,521	266,994	127,521

11.	INTEGRAL NOTE RECEIVABLE

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

For the six months ended June 30, 2005 and 2004, ACRT incurred the following fees and reimbursements payable to the Advisor:

Acquisition Fee - On March 4 and March 31, 2004, ACRT incurred acquisition fees in the amounts of $212,000 and $62,655 in connection with the purchase of the Philadelphia, Pennsylvania property and the investment in ARC International, respectively.

No acquisition fees were incurred in 2005.

Financing Fee – On March 4, and June 18, 2004, ACRT incurred financing fees of $26,500 and $27,500 in connection with the purchase of the Philadelphia, Pennsylvania property and the placement of a line of credit on the Montgomeryville property, respectively. No financing fees were incurred in 2005. The financing fee is generally equal to .5% of the principal amount financed.

Asset Management Fees - Asset management fees of $349,238 and $343,894 for the six months ended June 30, 2005 and 2004, respectively, were incurred and are payable to the Advisor. The annual asset management fee is equal to 1% of the first $36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). For assets in excess of the first $36,049,000, the asset management fee is equal to 0.5% of the ACRT’s average invested assets. Pursuant to the Advisory Agreement, beginning in 1999, average invested assets were subject to periodic valuation performed by a third party (as defined in the Advisory Agreement). It was agreed by the Advisor, that the 2004 valuation, which would have resulted in an increase in asset management fees, would not be used to calculate the asset management fees. Accordingly, asset management fees were calculated using the 2003 valuation.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Unpaid asset management fees included in due to related parties on the consolidated balance sheets were $45,061 at June 30, 2005 and 2004.

Disposition Fee - There were no disposition fees incurred for the six months ended June 30, 2005 and 2004. The disposition fee is generally equal to 3% of the contract sales price.

Stock Ownership - As of June 30, 2005, principals of the Advisor owned 44,760 shares of Class A Common Stock, which represents approximately 1.4% of the outstanding shares of Class A Common Stock of ACRT. The total amounts purchased, net of commissions, were $414,030.

Miscellaneous - ACRT agreed to reimburse the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. The reimbursements were discontinued in May 2005. These reimbursements totaled $6,250 and $7,500 for the six months ended June 30, 2005 and 2004, respectively, and are included in professional expenses on the accompanying consolidated statements of income.

13.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of June 30, 2005 are as follows:

2005	$3,013,579
2006	6,075,207
2007	6,140,974
2008	6,023,122
2009	5,939,597
Thereafter	28,254,445

$55,446,924

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the six months ended June 30, 2005 and 2004, the following tenants accounted for greater than 10% of rental revenues:

	2005	2004
Sports Authority	13.8%	13.4%
Bed, Bath and Beyond	11.1	11.4
Barnes and Noble	11.5	11.3
CaroMont Medical	10.0	10.2

14.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $18,468,687 and $18,717,178 at June 30, 2005 and at December 31, 2004, respectively. These mortgages are secured by the respective properties with a total net book value of $21,591,562 and $21,824,655 at June 30, 2005 and at December 31, 2004, respectively.

The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

ACRT had variable rate mortgages totaling $13,523,277 and $13,660,705 at June 30, 2005 and December 31, 2004, respectively. The mortgages carry variable interest rates of 206, 220 and 225 basis points over LIBOR (3.04 % at June 30, 2005). The variable rate mortgages are secured by three properties with a combined net book value of $19,359,088 and $19,527,811 at June 30, 2005 and December 31, 2004, respectively.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At June 30, 2005, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2005	$431,768	—	$431,768
2006	709,284	$8,227,954	8,937,238
2007	738,533	3,820,638	4,559,171
2008	649,639	—	649,639
2009	544,358	—	544,358
Thereafter	1,965,092	14,904,698	16,869,790

	$5,038,674	$26,953,290	$31,991,964

15.	DERIVATIVE INSTRUMENTS

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 14), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, net was reported as an asset of $4,738 and $10,889, as of June 30, 2005 and December 31, 2004, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of ($6,151) and ($18,320) has been recorded as a loss on interest rate cap, net on the accompanying consolidated statements of income for the six months ended June 30, 2005 and 2004, respectively.

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 (Note 14), ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap is coterminous with the mortgage loan. The cap, which terminates on March 1, 2007, is for the notional amount of $2,650,000. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap is $15,997 and is included in assets held for sale. The carrying amount of the interest rate cap at December 31, 2004 was $28,258 and is included in prepaid expenses and other assets, net. These amounts are based on information supplied by the counter party to the cap contract and the change in the fair value of the interest rate cap of ($12,261) and ($16,725) has been recorded as a loss on interest rate cap, net, and as a component of income from discontinued operations in the accompanying consolidated statements of income for the six months ended June 30, 2005 and 2004, respectively. The impact of the interest rate swap was not material to the consolidated financial statements.

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

The total amount available under this facility at June 30, 2005, after quarterly amortization and the sale of the Memphis property, is $2,926,865 and $1,447,613 has been drawn leaving a balance available for use of $1,479,252 at June 30, 2005.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at June 30, 2005 was $5,400,000.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

17.	CREDIT EVENTS

In 2003, Kids R Us announced it would cease operations. ACRT, through a lease with Toys R Us, leases 18,961 square feet to Kids R Us at its New York City property. Kids R Us closed this Kids R Us location on May 1, 2004 and subsequently subleased this property to Office Depot. As of June 30, 2005, all rents and reimbursements due were paid.

18.	CLASS B COMMON STOCK

In 2004, ACRT approved dividends to the holders of Class B common stock for the year ending 2003. The dividends, totaling $118,077, were paid on April 25, 2005. In 2005, ACRT approved dividends to the holders of Class B common stock for the year ending 2004. These dividends, totaling $162,769, were paid on April 25, 2005.

19.	LEGAL MATTER

On March 25, 2005, Whitestone Triangle LP (“Whitestone”) a wholly owned subsidiary of ACRT brought suit against its joint venture partner in the New York, NY property (Note 4) regarding the exercise of a right of first refusal to purchase ACRT’s interest in the property. On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestone’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale.

On April 1, 2005, ACRT’s joint venture partner filed a separate lawsuit against Whitestone compelling a sale of ACRT’s interest under the terms of the original right of first refusal. Management and ACRT’s legal counsel believes it is too early to determine the outcome of this lawsuit.

20.	SUBSEQUENT EVENTS

On July 29, 2005, ACRT paid a quarterly cash dividend of $763,577 to Class A shareholders of record as of June 30, 2005.

On August 2, 2005 the Advisor agreed to reduce the disposition fee on the sale of the Philadelphia property to 1.5% from the 3% pursuant to the Advisory Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

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
Levittown, PA (partnership interest)

ACRT is in negotiation with the Purchaser on a second amendment to the Agreements. ACRT continues to review other options. Based on the current sales price in the amended Agreement, ACRT anticipates that all properties and investments will be sold an amount in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

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

As of June 30, 2005, ACRT owned or had interests in 21 real estate properties encompassing 1,071,266 rentable square feet.

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

For the six months ended June 30, 2005 and 2004, ACRT incurred an impairment charge of $324,000 and $52,521, respectively. The impairment charge in 2005 was on the Philadelphia, Pennsylvania property leased to Barnes and Noble. The impairment charge in 2004 was on the Memphis, Tennessee property leased to Federal Express Corp.

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

During the six months ended June 30, 2004, ACRT purchased two retail properties, including an equity method investment in one property, totaling 92,743 rentable square feet for $7,758,000. ACRT has not purchased any properties in 2005.

ACRT’s $5.5 million variable rate secured line-of-credit facility, which is scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to 0.5% per year on the unused portion of the commitment. On April 30, 2004, with the sale of the Memphis, Tennesse property leased to Federal Express Corp., the credit facility was reduced by $1,652,387 which represented the collateral value of the Memphis property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. The total amount available under this facility at June 30, 2005, after quarterly amortization and the sale of the Memphis property, is $2,926,865 and $1,447,613 has been drawn leaving a balance available for use of $1,479,252 at June 30, 2005.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 2.25% and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at June 30, 2005 was $5,400,000 .

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

Dividends paid to common shareholders for the six months ended June 30, 2005 and 2004 were $1.808, million and $1.448 million respectively. The increase is due to an increase in the outstanding shares from sales of Class A shares in the fourth quarter of 2003 which were prorated in calculating the first quarter 2004 dividend payment and to the payment of the Class B dividends for 2003 and 2004 on April 25, 2005.

ACRT believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in compliance with REIT requirements in both the short and long-term. In addition, ACRT anticipates that cash on hand and borrowings under its secured credit facilities will provide the necessary capital for its operations. Cash flows from operations as reported in the consolidated statements of cash flows were $1.175 million and $1.001 million for 2005 and 2004, respectively. The increase in cash flows from operations is primarily due a full quarter of activity in 2005 for properties and investments purchased in the first quarter of 2004.

Net cash provided by investing activities was $1.899 million in 2005 and net cash used in investing activities was $5.551 million in 2004. Net cash provided by investing activities is related primarily to sale of properties or investments and repayments of notes receivable while net cash used in investing activities is primarily related to purchase of investments in real estate properties and investments in joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities was $3.119 million in 2005 and net cash provided by financing activities was $3.966 million in 2004. Net cash used in 2005 was for repayments under the secured credit facility, dividends paid and debt service payments. Net cash provided by financing activities in 2004 was primarily attributable to proceeds from mortgage financings, and advances under the secured credit facility.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of June 30, 2005, a total of eight of ACRT’s thirteen consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $31.992 million ($5.228 million is attributable to the Philadelphia, PA property which is included in liabilities related to assets held for sale on the Consolidated Balance Sheets as of June 30, 2005), including $13.5 million in variable interest rate mortgages. As of June 30, 2005, the weighted averaged interest rate on ACRT’s outstanding mortgages was 6.85%. The scheduled principal payments as of June 30, 2005 for the next five years are as follows:

2005	$431,768
2006	709,284
2007	738,533
2008	649,639
2009	544,358

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2006	$8,227,954
2007	3,820,638

The interest rates on ACRT’s outstanding indebtedness range from 5.10% (variable rate at June 30, 2005) to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, have amounts available under its secured credit facility or obtain access to other sources of capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

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

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Selected Income Statement Data	2005	2004	Favorable (Unfavorable) 2005-2004
	(Dollars in thousands)
Rental revenues	$1,729	$1,413	$316
Interest income	11	36	(25)
Equity in income of unconsolidated subsidiaries and undivided interest	244	449	(205)
Interest expense	507	468	(39)
Depreciation and amortization expense	269	263	(6)
Management fees-affiliate	175	176	1
Real estate taxes	178	56	(122)
Property operating expenses	60	90	30
General and administrative taxes	19	55	36
Stock based compensation	112	75	(37)
Professional expenses	157	34	(123)
Other expenses	11	10	(1)
Minority interest in earnings of subsidiaries	63	52	(11)
Income from discontinued operations	83	101	(18)
Net income	516	720	(204)

Rental revenues increased by $316,000 which is primarily attributable to $206,000 in rent on the Montgomeryville property, $100,000 higher real estate tax reimbursements due to the timing and recording of revenues, and $14,000 higher rents on the Sacramento, CA property due to a CPI rent increase. The increase in real estate tax reimbursements is offset by a similar increase in real estate tax expense.

Interest income decreased by $25,000 due mainly to lower interest income from the Integral loan, which was repaid in September 2004 and the Willow Grove loan, which was repaid in February 2005.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $205,000 of which $167,000 is attributable to lower income from the Rochelle Park property due primarily to gains on the value of the interest rate cap and swap in 2004 and higher interest expense in 2005 due to higher interest rates, $36,000 lower income on the Triangle property due mainly to adjustment to percentage rents, offset by the investment income from the Woodcliff Lake, NJ property purchased on March 31, 2004 .

Interest expense increased by $39,000 primarily due higher interest rates in 2005 partially offset by lower outstanding loan balance on the line of credit.

Depreciation and amortization expense increased by $6,000 due to the amortization of the financing fees associated with the Montgomeryville line of credit, which was established in June 2004.

Real estate taxes increased by $122,000 due to the timing and recording of expenses (see rental revenues).

Property operating expenses decreased by $30,000 due mainly to lower parking lot and road repairs at the Overland Park, KS property.

General expense decreased by $36,000 due mainly to lower printing expense due to changes in the printing of the annual report and lower travel expense and board fees due to one less board meeting in 2005.

Stock based compensation increased $37,000 due to modifications made in May 2004 to the 1997 Stock Option Plan.

Professional expense increased by $123,000 due to increased legal and accounting fees associated with the sale of various assets and increased legal fees associated with proxy preparation and lawsuits.

Minority interest in earnings of subsidiaries increased by $12,000 due to slightly higher income from the joint venture properties.

Income from discontinued operations decreased by $19,000 due primarily to additional impairment losses on the Philadelphia, PA property.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Selected Income Statement Data	2005	2004	Favorable (Unfavorable) 2005-2004
	(Dollars in thousands)
Rental revenues	$3,304	$2,725	$579
Interest income	42	76	(34)
Equity in income of unconsolidated subsidiaries and undivided interest	549	647	(98)
Gain on sale of investment in unconsolidated subsidiary	400	—	400
Interest expense	1,008	969	(39)
Depreciation and amortization expense	537	525	(12)
Management fees-affiliate	349	344	(5)
Real estate taxes	354	56	(298)
Property operating expenses	146	187	41
General and administrative taxes	69	114	45
Stock based compensation	224	75	(149)
Professional expenses	269	150	(119)
Other expenses	27	46	19
Minority interest in earnings of subsidiaries	115	108	(7)
(Loss) income from discontinued operations	(86)	148	(234)
Net income	1,111	1,022	89

Rental revenues increased by $579,000 of which $256,000 is attributable to rent on the Montgomeryville property, $269,000 higher real estate tax reimbursements due to the timing .and recording of revenues, and $24,000 higher rents on the Sacramento, CA property due to a CPI rent increase. The increase in real estate tax reimbursements is offset by a similar increase in real estate tax expense.

Interest income decreased by $34,000, due mainly to lower interest income from the Integral loan, which was repaid in September 2004 and the Willow Grove loan, which was repaid in February 2005.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $99,000 of which $87,000 is attributable to lower income from the Rochelle Park property due primarily to higher gains on the value of the interest rate cap and swap in 2004 and higher interest expense in 2005 due to higher rates, $27,000 lower income from the Triangle property due mainly to adjustments to percentage rents and offset by $15,000 from the investment income in the Woodcliff Lake, NJ property purchased on March 31, 2004.

Gain on sale of investment in unconsolidated subsidiaries is attributable to the sale of the Willow Grove member interest.

Interest expense increased $39,000 due mainly to higher interest rates on the variable rate mortgages partially offset by normal shifting of mortgage amortization from interest to principal on the fixed rate debt and lower balances outstanding on the line of credit.

Depreciation and amortization expense increased by $12,000 due to the amortization of the financing fees associated with the Montgomeryville line of credit, which was established in June 2004.

Management fees-affiliate increased by $5,000 due to the acquisition of the Philadelphia, PA property and the investment in the Woodcliff Lake property which occurred in March 2004.

Real estate taxes increased by $298,000 due to the timing and recording of expenses (see rental revenues).

Property operating expenses decreased by $41,000 primarily to lower parking lot and road repairs at the Overland Park, KS property and lower snow removal expense.

General and administrative expense decreased by $45,000 due mainly to lower printing expense due to changes in the printing of the annual report, and lower travel expense and board fees due to one less board meeting in 2005.

Stock based compensation increased $149,000 due to modifications made in May 2004 to the 1997 Stock Option Plan.

Professional expense increased by $119,000 due to increased legal and accounting fees associated with the sale of various assets and increased legal fees associated with proxy preparation and lawsuits.

Other expenses decreased by $19,000 due to a lower loss on the interest rate cap of $12,000 and $7,000 lower loss on minority interest receivable write-offs.

Minority interest in earnings of subsidiaries increased by $7,000 due to slightly higher income from the joint venture properties.

Income from discontinued operations decreased by $234,000 due primarily to an impairment charge on the Philadelphia, PA property of $324,000 offset by income from this property which was in operation for the full six month period in 2005 versus less than four month in 2004.

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

The following table reflects the calculation of ACRT’s FFO and cash flow activities for the six months ended June 30, 2005 and 2004.

	2005	2004
	(In thousands)
Income from continuing operations before gains on sale of investments and minority interest	$911	$982
Depreciation and amortization of real estate	472	471
Amortization of leasing commissions	7	7
Joint venture adjustment-depreciation and amortization of real estate	290	291
Joint venture adjustment-amortization of leasing commissions	11	11

Funds from Operations	1,691	1,762
Cash flow from operating activities	1,175	1,001
Cash flow provided by (used in) investing activities	1,899	(5,551)
Cash flow (used in) provided by financing activities	(3,119)	3,966

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT has investments in various real estate joint ventures with varying structures. These investments include ACRT’s non-controlling interests in Triangle Plaza II, LLC, Fort Washington Fitness, L.P., Levittown ARC, LP, Willow Grove ACRT, LLC and ARC International Fund II, LP and its undivided interests in the Rochelle Park property and the Paramus property. See Item 1 Notes 4 to 10 of Notes to Consolidated Financial Statements (unaudited) for information on these investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At June 30, 2005, ACRT had three variable rate mortgages outstanding totaling $13.523 million. These mortgages bear interest at LIBOR plus 206 basis points (5.10% per year on $4.137 million), LIBOR plus 225 basis points (5.29 % per year on $4.158 million) and LIBOR plus 220 basis points (5.24 % per year on $5.228 million). Had the LIBOR rate been 100 basis points higher during the six months ended June 30, 2005, ACRT’s net income would have been reduced by approximately $68,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.137 million mortgage balance at June 30, 2005, which effectively caps the LIBOR rate at 7.45% per year and 50% of the notional amount of the $5.228 million mortgage balance at June 30, 2005, which effectively caps the LIBOR rate at 9.2% per year.

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

ITEM 2.	Changes in Securities, Use of Proceeds and Issuers Purchase of Equity Securities- not applicable

ITEM 3.	Defaults Upon Senior Securities-not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders- not applicable

ITEM 5.	Other information- not applicable

ITEM 6.	Exhibits and Reports

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of August 2005.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer