Form 10-Q
period 2005-09-30
ARC CORPORATE REALTY TRUST INC
filed 2005-11-10
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 10, 2005, there were 3,181,540 Class A Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Balance Sheets

As of September 30, 2005 (Unaudited) and December 31, 2004

	2005	2004
Assets

Property:
Land	$12,412,227	$14,515,922
Building and improvements	36,653,540	45,068,320

	49,065,767	59,584,242
Less: accumulated depreciation	6,922,129	6,401,456

	42,143,638	53,182,786

Investment in unconsolidated subsidiaries and undivided interests	7,575,970	7,797,437

Total property and investments	49,719,608	60,980,223

Cash and cash equivalents, including restricted cash of $507,673 and $424,035 for 2005 and 2004, respectively	1,341,859	860,299

Deferred rent receivable	1,227,254	1,130,154

Rent receivable	314,055	236,867

Notes receivable-tenants	335,055	369,608

Notes receivable	—	800,000

Prepaid expenses and other assets, net	293,206	322,159

Deferred financing and other fees, net of accumulated amortization of $700,839 and $624,597 for 2005 and 2004, respectively	300,478	522,540

Deferred leasing costs, net of accumulated amortization of $126,977 and $116,353 for 2005 and 2004, respectively	85,490	96,114

Total assets	$53,617,005	$65,317,964

Liabilities and Shareholders’ Equity

Liabilities:
Mortgage notes payable	$26,579,189	$32,377,883
Lines of credit	—	2,247,613
Due to related parties	45,061	45,061
Acquired unfavorable leases, net	—	2,815,460
Unearned rental revenue	77,392	31,250
Accounts payable and accrued expenses	721,256	851,859

Total liabilities	27,422,898	38,369,126

Minority interest	33,654	30,972

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,106,429
Deferred compensation plans	635,740	299,172
Accumulated distributions in excess of net income	(6,585,064)	(5,491,083)

Total shareholders’ equity	26,160,453	26,917,866

Total liabilities and shareholders’ equity	$53,617,005	$65,317,964

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Income

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Revenues:
Rental revenues	$1,392,578	$1,339,049	$4,343,515	$3,980,048
Real estate tax reimbursements	173,889	414,124	527,377	498,362
Interest income	11,040	39,520	53,278	116,423
Gain on sale of investment in unconsolidated subsidiary	—	—	400,000	—
Equity in income of unconsolidated subsidiaries and undivided interests	305,876	228,635	854,383	875,863

Total revenues	1,883,383	2,021,328	6,178,553	5,470,696

Expenses:
Interest expense	505,957	488,793	1,513,238	1,458,735
Depreciation and amortization	268,937	268,873	806,228	793,634
Management fees-affiliate	169,679	174,619	518,917	518,513
Real estate taxes	173,278	436,703	527,377	492,940
Property operating expenses	82,648	100,908	228,466	288,519
General and administrative expenses	20,162	35,089	89,378	149,741
Stock based compensation	112,189	112,167	336,568	186,983
Professional expenses	173,678	151,486	442,960	300,990
(Gain) loss on interest rate cap, net	(3,016)	17,777	3,135	36,097
Other expenses	11,647	32,772	22,134	49,942
State and local taxes	6,573	5,878	17,096	16,807

Total expenses	1,521,732	1,825,065	4,505,497	4,292,901

Income from continuing operations before minority interests	361,651	196,263	1,673,056	1,177,795

Minority interests in earnings from subsidiaries	52,901	29,792	168,167	137,380

Income from continuing operations	308,750	166,471	1,504,889	1,040,415

(Loss) income from discontinued operations	(59,959)	59,621	(145,370)	207,832

Net income allocable to Class A and Class B common shareholders	$248,791	$226,092	$1,359,519	$1,248,247

Net income per share from continuing operations - basic	$0.09	$0.05	$0.45	$0.31
Net (loss) income per share from discontinued operations - basic	(0.02)	0.02	(0.04)	0.06

Net income per share - basic	0.07	0.07	0.41	0.37

Net income per share from continuing operations - diluted	0.08	0.04	0.39	0.27
Net (loss) income per share from discontinued operations - diluted	(0.02)	0.02	(0.04)	0.05

Net income per share - diluted	0.06	0.06	0.35	0.32

Weighted average shares outstanding-basic	3,349,000	3,349,000	3,349,000	3,349,000
Weighted average shares outstanding-diluted	3,851,000	3,851,000	3,851,000	3,851,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2005 (unaudited)

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Accumulated Distributions in Excess of Net Income	Total Shareholders’ Equity
Balance, December 31, 2004	$3,182	$166	$32,106,429	$299,172	$(5,491,083)	$26,917,866

Amortization of stock based compensation	—	—	—	336,568	—	336,568

Net income	—	—	—	—	1,359,519	1,359,519

Dividends	—	—	—	—	(2,453,500)	(2,453,500)

Balance, September 30, 2005	$3,182	$166	$32,106,429	$635,740	$(6,585,064)	$26,160,453

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2005 and 2004

Unaudited

	2005	2004
Cash Flows from Operating Activities:
Net income	1,359,519	1,248,247
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	832,365	921,471
Write off of financing costs	141,376	—
Amortization of stock based compensation	336,568	186,983
Amortization of acquired unfavorable lease	(139,772)	(124,071)
Minority interest in earnings of subsidiaries	168,167	137,380
Impairment charge on disposed property	287,259	52,521
Gain on sale of investment in unconsolidated subsidiary	(400,000)	—
Write off of TMD minority interest	22,134	49,942
Loss on interest rate cap, net	15,396	52,771
Equity in income of unconsolidated subsidiaries and undivided interests	(854,383)	(875,863)
(Increase) decrease in assets:
Rent receivable	(77,188)	(47,629)
Deferred rent receivable	(97,100)	(72,584)
Prepaid and other assets, net	(14,017)	(39,407)
Increase (decrease) in liabilities:
Due to related parties, net	—	86,088
Accounts payable and accrued expenses	(130,603)	(61,846)
Unearned rent	46,142	86,652

Net cash provided by operating activities	1,495,863	1,600,655

Cash Flows from Investing Activities:
Payment for tenant improvements	—	(146,971)
Due to related parties, net	—	(209,674)
Proceeds from sale of investment in unconsolidated subsidiary	400,000	—
Proceeds from sale of property	7,362,720	2,310,027
Acquisition of properties	—	(7,527,285)
Investment in unconsolidated subsidiaries and undivided interests	—	(753,655)
Distributions from unconsolidated subsidiaries and undivided interests	1,075,850	1,210,032
Increase in notes receivable	—	(400,000)
Payoff of note receivable	800,000	645,000
Principal payments on notes receivable-tenants	34,553	31,123

Net cash provided by (used in) investing activities	9,673,123	(4,841,403)

Cash Flows from Financing Activities:
Mortgage note principal amortization	(580,982)	(524,155)
Paydown of principal on mortgage note	(5,217,712)	—
Borrowings under mortgage note payable	—	5,300,000
Lines of credit, net	(2,247,613)	97,613
Deferred financing and other costs	—	(264,223)
Purchase of interest rate cap	—	(56,500)
Distributions to minority interest owners	(187,619)	(187,619)
Offering costs paid	—	(5,310)
Dividends paid	(2,453,500)	(2,211,911)

Net cash (used in) provided by financing activities	(10,687,426)	2,147,895

Net Increase (Decrease) in Cash and Cash Equivalents	481,560	(1,092,853)
Cash and Cash Equivalents, Beginning of Period	860,299	1,946,171

Cash and Cash Equivalents, End of Period	$1,341,859	$853,318

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,712,603	$1,602,862

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

Through September 30, 2005, ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $30,545,106 to ACRT. In addition, ACRT has raised $1,781,735 of gross proceeds representing 166,397 Class B shares from one investor, which net of offering costs, has yielded $1,564,671 to ACRT.

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

On February 2, 2005, ACRT entered into an amendment to the Agreement. The amendment provides for, among other items, (1) the removal of certain assets from the transaction provided for in the Agreement, (2) a reduction in the purchase price, (3) elimination of a potential participation in revenue at one of the properties, and (4) the termination of the purchaser’s right to terminate the Agreement based upon its due diligence investigation. The properties and investments included in the amended Agreement are:

Montgomeryville, PA	Marietta, GA
Norcross, GA	Lilburn, GA
Overland Park, KS	San Antonio, TX
Wichita, KS	Plymouth, IN
Sacramento, CA	Memphis, TN
Levittown, PA (partnership interest)

On June 30, 2005 the Agreement became subject to termination. While there is still a chance that the Agreement could be reinstated, management of ACRT does not have confidence that the transaction will be completed.

In addition to the above, during 2005, ACRT, pursuant to various rights of first refusal and purchase options, entered into various contracts to sell investments not included in the above Agreement, as amended. The purchasers of these investments include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The investments included in these various contracts are:

Fort Washington, PA (partnership interest) New York, NY (partnership interest) (see Note 19)

Paramus, NJ (partnership interest)

ACRT anticipates that the sale of these investments will close in 2005. Based on the current sales prices, ACRT anticipates that all investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On August 10, 2005, ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble (see Note 3).

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

In 2005, the property located in Philadelphia, Pennsylvania, leased to Barnes and Noble, was designated as to be disposed and an impairment charge of $287,259 was recorded, which included a disposition fee of $116,016. This property was sold on August 10, 2005 for aggregate net proceeds of $7,362,720 which resulted in no gain or loss for financial reporting purposes.

The following presents the operating results for the property to be disposed of and the property sold in 2004 for the applicable periods:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Revenues	$182,444	$297,491	$745,587	$737,966
Net (Loss) Income	(59,959)	59,621	(145,370)	207,832

g.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

l.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

m.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	(In thousands)		(In thousands)
	2005	2004	2005	2004
Total weighted average Class A common shares	3,183	3,183	3,183	3,183

Total weighted average Class B common shares	166	166	166	166

Weighted average number of common shares used in calculation of basic earnings per share	3,349	3,349	3,349	3,349

Shares issuable upon exercise of stock options (15% of outstanding common shares)	502	502	502	502

Weighted average number of common shares used in calculation of diluted earnings per share	3,851	3,851	3,851	3,851

n.	Recent Accounting Pronouncements – In December 2002, FASB Statement No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123 (“SFAS 148”), was issued. SFAS 148 amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements –An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The impact of adopting this statement is not expected to have a material adverse impact on ACRT’s consolidated financial position or results of operations.

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

Accordingly, ACRT will recognize compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the nine months ended September 30, 2005 and 2004, ACRT recognized stock based compensation expense totaling $336,568 and $186,983, respectively.

Compensation expense was calculated using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On January 3, 2005, an affiliate of the Advisor exercised its right to purchase ACRT’s property located in Philadelphia, PA for approximately $7.7 million. ACRT has recorded an impairment charge of $287,259 in connection with the transaction in 2005. On August 10, 2005, ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble for $7,734,375 resulting in net proceeds to ACRT of $7,362,720 after costs and expenses, which resulted in no gain or loss for financial reporting purposes

On February 15, 2005, the Willow Grove outstanding loan balance of $800,000 was repaid plus all outstanding and accrued interest, and as a result, ACRT’s investment in Willow Grove was zero. Additionally, ACRT sold its member interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for net proceeds and a gain of $400,000.

The following proforma operating information for the nine months ended September 30, 2005 and 2004 has been prepared as if all ACRT acquisitions and dispositions in 2005 and 2004 had been consummated as of January 1, 2004. The information does not purport to be indicative of what the operating results of ACRT would have been had the acquisitions and dispositions been consummated on January 1, 2004. Proforma results are as follows:

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Nine Months Ended Sept. 30, (000’s except per share amounts)
	2005	2004
Revenues	$5,758	$5,520
Net Income	1,088	1,033

Net Income per share – basic	.32	.31
- diluted	.28	.27

4.	INVESTMENT IN TRIANGLE PLAZA II

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

ACRT’s investment in Triangle includes costs capitalized by ACRT in the amount of $901,829. This amount, which includes the acquisition fee of $572,520, which was paid to the Advisor per the Advisory Agreement, and capitalized interest totaling $308,830, is not reflected in the underlying equity of Triangle and is being amortized over the estimated useful life of the underlying asset, which is 39 years. Amortization expense in the amount of $17,343 has been recorded in each of 2005 and 2004 and charged against ACRT’s equity in income of unconsolidated subsidiaries and undivided interests, which appears on the accompanying consolidated statements of income. ACRT earns a 12% preferred return on its investment in Triangle in the form of distributions and, after a similar preferred return to the other member, receives 40% of distributable cash flow attributable to base rent and recoveries and 20% of all percentage rents. ACRT received distributions of $421,512 and $378,571 from cash flows attributable to base rent and recoveries for the nine months ended September 30, 2005 and 2004, respectively. ACRT also received $57,823 and $83,647 in percentage rent distributions for the nine months ended September 30, 2005 and 2004, respectively.

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

The following is the summary balance sheet information of Triangle as of September 30, 2005 and December 31, 2004:

	Sept. 30, 2005	December 31, 2004
Total Assets	$29,308,041	$29,945,219
Total Liabilities	25,811,210	26,021,652

The following is the summary income statement information of Triangle for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Rental Revenue	$1,046,987	1,098,044	$3,209,481	3,442,271
Interest and Other Income	2,239	267	5,594	862
Operating Expenses	228,160	212,275	781,780	788,797
Interest Expense	476,121	481,520	1,420,900	1,438,155
Depreciation and Amortization	177,720	177,723	533,163	533,169
Net Income	167,225	226,793	479,232	683,012

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

5.	INVESTMENT IN FORT WASHINGTON

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

ACRT will earn a 12% preferred return on its investment in Fort Washington from the date of investment in the form of distributions and, after a similar preferred return to the other partners, will receive 50% of the remaining distributable cash flow. ACRT received distributions of $90,000 and $247,053 for the nine months ended September 30, 2005 and 2004, respectively. The distributions received in 2004 included $120,000 in preferred return for the period January 1, 2003 through December 31, 2003.

The following is the summary balance sheet information of Fort Washington as of September 30, 2005 and December 31, 2004:

	Sept. 30, 2005	December 31, 2004
Total Assets	$6,372,295	$6,359,841
Total Liabilities	4,942,378	5,041,678

The following is the summary income statement information of Fort Washington for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Rental Revenue	$185,400	185,842	$556,200	557,813
Interest and Other Income	—	2	—	47
Operating Expenses	6,460	6,305	16,950	22,862
Interest Expense	78,787	73,254	247,878	215,947
Depreciation and Amortization	28,658	27,746	89,619	81,776
Net Income	71,495	78,539	201,753	237,275

ACRT expects to sell its investment in this property in 2005.

6.	INVESTMENT IN LEVITTOWN

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

ACRT will earn a 9% preferred return on its investment in Levittown in the form of distributions and, after a similar preferred return to the other limited partners, all distributions in excess of 9% are allocated 50% to the limited partners and 50% to Levittown ARC Residual Partners, of which ACRT owns 63%. ACRT has received $13,500 in distributions for the nine months ended September 30, 2005 and 2004, respectively.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following is the summary balance sheet information of Levittown as of September 30, 2005 and December 31, 2004:

	Sept. 30, 2005	December 31, 2004
Total Assets	$3,261,464	$3,359,619
Total Liabilities	2,537,684	2,561,051

The following is the summary income statement information of Levittown for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Rental Revenue	$83,007	$83,007	$249,021	$249,021
Operating Expenses	4,844	5,793	18,873	16,854
Interest Expense	45,883	46,081	136,658	154,469
Depreciation and Amortization	34,155	34,155	102,465	102,465
Net Loss	(1,875)	(3,022)	(8,975)	(24,767)

ACRT expects to sell its investment in this property in 2005.

7.	INVESTMENT IN ROCHELLE PARK PROPERTY

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

On April 1, 2003, the property was refinanced. The refinancing produced excess distributable capital proceeds of approximately $2,200,000, which were distributed to ACRT. ACRT has received distributions of $243,000 and $291,500 for the nine months ended September 30, 2005 and 2004, respectively.

The following is the combined summary balance sheet information of Rochelle ACRT 1 and 2’s 51% undivided interests as of September 30, 2005 and December 31, 2004:

	Sept. 30, 2005	December 31, 2004
Total Assets	$5,650,056	$5,505,782
Total Liabilities	5,618,660	5,701,177

The following is the combined summary income statement information of Rochelle ACRT 1 and 2’s 51% undivided interests for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Rental Revenue	$296,109	290,398	$873,049	$854,623
(Gain) loss on Interest Rate Cap	(34,917)	62,032	(46,023)	31,103
Operating Expenses	111,093	110,926	343,694	306,810
Interest Expense	80,735	84,729	228,345	189,034
Depreciation and Amortization	40,081	40,081	120,242	120,242
Net Income (Loss)	99,117	(7,370)	226,791	207,434

ACRT expects to sell its investment in this property in 2005.

8.	INVESTMENT IN PARAMUS PROPERTY

On May 21, 2003, ACRT acquired, through Paramus ACRT, LLC (a wholly owned subsidiary), a 40% undivided interest in a 154,768 square foot retail and warehouse property located in Paramus, New Jersey for $2,400,000 cash plus the assumption of its

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

pro rata share of the debt and acquisition fees. The property is leased to Baby’s R Us, Levitz Furniture and Wade Odell Wade Padded Van Services. ACRT has received $187,915 and $164,786 in distributions for the nine months ended September 30, 2005 and 2004, respectively.

The following is the summary balance sheet information of the Paramus ACRT’s 40% undivided interest as of September 30, 2005 and December 31, 2004:

	Sept. 30, 2005	December 31, 2004
Total Assets	$8,153,496	$8,231,980
Total Liabilities	5,780,609	5,828,279

The following is the summary income statement information of the Paramus ACRT’s 40% undivided interest for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Rental Revenue	$241,729	248,794	$729,798	$714,503
Operating Expenses	37,319	40,841	109,397	98,636
Interest Expense	110,384	111,547	328,428	333,019
Depreciation and Amortization	45,102	45,102	135,306	135,306
Net Income	48,924	51,304	156,667	147,542

ACRT expects to sell its investment in this property in 2005.

9.	INVESTMENT IN WILLOW GROVE

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ACRT will earn a 9.0% return on its investment in ARC International in the form of distributions. ACRT has received $62,100 and $30,975 in distributions for the nine months ended September 30, 2005 and 2004, respectively.

The following is the summary balance sheet information of ARC International as of September 30, 2005 and December 31, 2004:

	Sept. 30, 2005	December 31, 2004
Total Assets	$19,919,249	20,129,842
Total Liabilities	12,203,345	12,368,644

The following is the summary income statement information of ARC International for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Rental Revenue	$449,460	448,000	$1,347,692	896,534
Operating Expenses	23,455	24,184	70,300	47,890
Interest Expense	215,207	215,377	642,227	433,999
Depreciation and Amortization	78,687	78,688	236,060	157,374
Net Income	132,111	129,751	399,105	257,271

11.	NOTE RECEIVABLE

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

For the nine months ended September 30, 2005 and 2004, ACRT incurred the following fees and reimbursements payable to the Advisor:

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

Asset Management Fees - Asset management fees of $518,917 and $518,513 for the nine months ended September 30, 2005 and 2004, respectively, were incurred and are payable to the Advisor. The annual asset management fee is equal to 1% of the first

$36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). For assets in excess of the first $36,049,000, the asset management fee is equal to 0.5% of the ACRT’s average invested assets. Pursuant to the Advisory Agreement, beginning in 1999, average invested assets were subject to periodic valuation performed by a third party (as defined in the Advisory Agreement). It was agreed by the Advisor, that the 2004 valuation, which would have resulted in an increase in asset management fees, would not be used to calculate the asset management fees. Accordingly, asset management fees were calculated using the 2003 valuation.

Unpaid asset management fees included in due to related parties on the consolidated balance sheets were $45,061 at September 30, 2005 and 2004.

Disposition Fee – On August 10, 2005, ACRT incurred a disposition fee in the amount of $116,015 on the sale of the Philadelphia, Pennsylvania property leased to Barnes and Noble. The disposition fee on this sale was equal to 1.5% of the contract sales price. The disposition fee is generally equal to 3% of the contract sales price pursuant to the Advisory Agreement.

Stock Ownership - As of September 30, 2005, principals of the Advisor owned 44,760 shares of Class A Common Stock, which represents approximately 1.4% of the outstanding shares of Class A Common Stock of ACRT. The total amounts purchased, net of commissions, were $414,030.

Miscellaneous - ACRT agreed to reimburse the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. The reimbursements were discontinued in May 2005. These reimbursements totaled $6,250 and $11,250 for the nine months ended September 30, 2005 and 2004, respectively, and are included in professional expenses on the accompanying consolidated statements of income.

13.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of September 30, 2005 are as follows:

2005	$1,353,753
2006	5,456,457
2007	5,475,818
2008	5,342,497
2009	5,258,972
Thereafter	22,979,602

$45,867,099

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the nine months ended September 30, 2005 and 2004, the following tenants accounted for greater than 10% of rental revenues:

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	2005	2004
Sports Authority	13.7%	13.6%
Bed, Bath and Beyond	11.0	11.7
Barnes and Noble	9.1	10.0
CaroMont Medical	9.9	10.4

14.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $18,325,652 and $18,717,178 at September 30, 2005 and at December 31, 2004, respectively. These mortgages are secured by the respective properties with a total net book value of $21,475,015 and $21,824,655 at September 30, 2005 and at December 31, 2004, respectively.

The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

ACRT had variable rate mortgages totaling $8,253,537 and $13,660,705 at September 30, 2005 and December 31, 2004, respectively. The mortgages carry variable interest rates of 206 and 225 basis points over LIBOR (3.69 % at September 30, 2005). The variable rate mortgages are secured by two properties with a combined net book value of $9,224,702 and $19,527,811 at September 30, 2005 and December 31, 2004, respectively. On August 10, 2005, in connection with the sale of the Philadelphia, Pennsylvania property leased to Barnes and Noble, ACRT repaid the related mortgage totaling $5,217,712.

At September 30, 2005, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2005	$186,764	—	$186,764
2006	674,924	$8,227,954	8,902,878
2007	670,787	3,820,638	4,491,425
2008	576,742	—	576,742
2009	466,190	—	466,190
Thereafter	1,578,249	10,376,941	11,955,190

	$4,153,656	$22,425,533	$26,579,189

15.	DERIVATIVE INSTRUMENTS

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 14), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, net was reported as an asset of $7,754 and $10,889, as of September 30, 2005 and December 31, 2004, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of ($3,135) and ($36,097) has been recorded as a loss on interest rate cap, net on the accompanying consolidated statements of income for the nine months ended September 30, 2005 and 2004, respectively.

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 (Note 14) on the Philadelphia, Pennsylvania property leased to Barnes and Noble, ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap was coterminous with the mortgage loan. The cap, which was to terminate on March 1, 2007, was for the notional amount of $2,650,000. In accordance with SFAS No. 133, the interest rate cap was reflected at its fair value. The carrying amount of the interest rate cap at December 31, 2004 was $28,258 and is included in prepaid expenses and other assets, net. In connection with the sale of the Philadelphia, Pennsylvania property on August 10, 2005 (Note 3) the interest rate cap was written off.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The total amount available under this facility at September 30, 2005, after quarterly amortization and the sale of the Memphis property, is $2,842,715 and $0 has been drawn.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at September 30, 2005 was $5,400,000.

17.	CREDIT EVENTS

In 2003, Kids R Us announced it would cease operations. ACRT, through a lease with Toys R Us, leases 18,961 square feet to Kids R Us at its New York City property. Kids R Us closed this Kids R Us location on May 1, 2004 and subsequently subleased this property to Office Depot. As of September 30, 2005, all rents and reimbursments due were paid.

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

On October 31, 2005, ACRT’s request for summary judgment against its joint venture partner regarding the joint venture partner’s exercise of a right of first refusal to purchase ACRT’s interest in the New York, NY property was denied. Summary judgment was found in favor of its joint venture partner in enforcement of the right of first refusal to purchase ACRT’s interest as now written. ACRT plans to appeal this ruling. ACRT’s management does not believe that the ruling will have a material adverse impact on ACRT’s consolidated financial position or results of operations.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

20.	SUBSEQUENT EVENTS

On October 11, 2005, Levitz Furniture one of the tenants in the Paramus, New Jersey property which is included in investments in unconsolidated subsidiaries and undivided interests on ACRT’s balance sheet, declared bankruptcy under Chapter 11 of the U.S. Bankruptcy code. At the time of the declaration, rent totaling $99,572 related to October was unpaid.

On October 31, 2005, ACRT paid a quarterly cash dividend of $763,577 to Class A shareholders of record as of September 30, 2005.

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

On February 2, 2005, ACRT entered into an amendment to the Agreement. The amendment provides for, among other items, (1) the removal of certain assets from the transaction provided for in the Agreement, (2) a reduction in the purchase price subject to further adjustment, (3) elimination of a potential participation in revenue at one of the properties, and (4) the termination of the purchaser’s right to terminate the Agreement based upon its due diligence investigation. The properties and investments included in the amended Agreement are:

Montgomeryville, PA	Marietta, GA
Norcross, GA	Lilburn, GA
Overland Park, KS	San Antonio, TX
Wichita, KS	Plymouth, IN
Sacramento, CA	Memphis, TN
Levittown, PA (partnership interest)

On June 30, 2005 the Agreement became subject to termination. While there is still a chance that the Agreement could be reinstated, management does not have confidence that the transaction will be completed.

In addition to the above, during 2005, ACRT, pursuant to various rights of first refusal and purchase agreements, entered into various contracts to sell additional properties and investments not included in the above Agreement as amended. The purchasers of these properties include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The investments included in these various contracts are:

Fort Washington, PA (partnership interest)	Philadelphia, PA
Paramus, NJ (partnership interest)	New York, NY (partnership interest)

ACRT anticipates that the sale of the remaining properties and investments will close in 2005. Based on the current sales prices, ACRT anticipates that all properties and investments, with the exception of the Philadelphia, PA property, which was sold on August 10, 2005, in which an impairment charge has been recorded, will be sold for amounts in excess of their carrying amounts and, therefore will result in a gain for financial reporting purposes.

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

On August 10, 2005, ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble.

As of September 30, 2005, ACRT owned or had interests in 20 real estate properties encompassing 1,048,523 rentable square feet.

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

For the nine months ended September 30, 2005 and 2004, ACRT incurred an impairment charge of $287,259 and $52,521, respectively. The impairment charge in 2005 was on the Philadelphia, Pennsylvania property leased to Barnes and Noble. The impairment charge in 2004 was on the Memphis, Tennessee property leased to Federal Express Corp.

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

During the nine months ended September 30, 2004, ACRT purchased two retail properties, including an equity method investment in one property, totaling 92,743 rentable square feet for $7,758,000 and sold one property for net cash proceeds of $2.3 million. During the nine months ended September 30, 2005 ACRT has not purchased any properties but has sold one property for net cash proceeds of $7.5 million.

ACRT’s $5.5 million variable rate secured line-of-credit facility, which is scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to 0.5% per year on the unused portion of the commitment. On April 30, 2004, with the sale of the Memphis, Tennesse property leased to Federal Express Corp., the credit facility was reduced by $1,652,387 which represented the collateral value of the Memphis property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. The total amount available under this facility at September 30, 2005, after quarterly amortization and the sale of the Memphis property, is $2,842,715 and $0 has been drawn.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 2.25% and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at September 30, 2005 was $5,400,000 .

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

Dividends paid to common shareholders for the nine months ended September 30, 2005 and 2004 were $2.454 million and $2.212 million respectively. The increase is due to an increase in the outstanding shares from sales of Class A shares in the fourth quarter of 2003 which were prorated in calculating the first quarter 2004 dividend payment and to the payment of the Class B dividends for 2003 and 2004 on April 25, 2005.

ACRT believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in compliance with REIT requirements in both the short and long-term. In addition, ACRT anticipates that cash on hand and borrowings under its secured credit facilities will provide the necessary capital for its operations. Cash flows from operations as reported in the consolidated statements of cash flows were $1.496 million and $1.601 million for 2005 and 2004, respectively. The decrease in cash flows from operations is primarily due to lower net income after removing the impact from the gain on sale of investment in unconsolidated subsidiary ..

Net cash provided by investing activities was $9.673 million in 2005 and net cash used in investing activities was $4.841 million in 2004. Net cash provided by investing activities is related primarily to sale of properties or investments and repayments of notes receivable while net cash used in investing activities is primarily related to purchase of investments in real estate properties and investments in joint ventures. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities was $10.687 million in 2005 and net cash provided by financing activities was $2.148 million in 2004. Net cash used in 2005 was for repayments under the secured credit facility, dividends paid and debt service payments including paydown of one mortgage loan. Net cash provided by financing activities in 2004 was primarily attributable to proceeds from mortgage financings, and advances under the secured credit facility.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of September 30, 2005, a total of eight of ACRT’s eleven consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $26.579 million including $8.254 million in variable interest rate mortgages. As of September 30, 2005, the weighted averaged interest rate on ACRT’s outstanding mortgages was 7.28%. The scheduled principal payments as of September 30, 2005 for the next five years are as follows:

2005	$186,764
2006	674,924
2007	670,787
2008	576,742
2009	466,190

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2006	$8,227,954
2007	3,820,638

The interest rates on ACRT’s outstanding indebtedness range from 5.41% (variable rate at September 30, 2005) to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, have amounts available under its secured credit facility or obtain access to other sources of capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

ACRT expects to continue to use property specific, non-recourse mortgages as it believes that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration, ACRT’s cash-on-cash returns increase and the exposure to residual valuation risk is reduced.

ACRT has also purchased an interest rate cap in connection with its variable rate mortgage on the Sacramento, California property. The Sacramento interest rate cap is coterminous with the mortgage and its notional amount equals the outstanding balance on the mortgage.

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

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Selected Income Statement Data	2005	2004	Favorable (Unfavorable) 2005-2004
	(Dollars in thousands)
Rental revenues	$1,566	$1,753	$(187)
Interest income	11	39	(28)
Equity in income of unconsolidated subsidiaries and undivided interest	306	229	77
Interest expense	506	489	(17)
Depreciation and amortization expense	269	269	—
Management fees-affiliate	170	175	5
Real estate taxes	173	437	264
Property operating expenses	83	101	18
General and administrative expenses	20	35	15
Stock based compensation	112	112	—
Professional expenses	174	151	(23)
Other expenses	15	56	41
Minority interest in earnings of subsidiaries	52	30	(22)
(Loss) income from discontinued operations	(60)	60	(120)
Net income	249	226	23

Rental revenues decreased by $187,000, of which $240,000 is due to lower real estate tax reimbursements due to the timing and recording of revenues in 2004, offset by $37,000 in rent on the Montgomeryville property and $14,000 higher rents on the Sacramento, CA property due to a CPI rent increase. The decrease in real estate tax reimbursements is offset by a similar decrease in real estate tax expense.

Interest income decreased by $28,000 due mainly to lower interest income from the Integral loan, which was repaid in September 2004 and the Willow Grove loan, which was repaid in February 2005.

Equity in income of unconsolidated subsidiaries and undivided interests increased by $77,000 of which $106,000 is attributable to income from the Rochelle Park property due primarily to an increase in the fair value of the interest rate cap and swap in 2005, offset by higher interest expense in 2005 due to higher interest rates, offset by $24,000 lower income on the Triangle property due mainly to an adjustment for uncollectible percentage rents.

Interest expense increased by $17,000 primarily due to higher interest rates in 2005 partially offset by lower outstanding loan balances on the line of credit.

Real estate taxes decreased by $264,000 due to the timing and recording of expenses in 2004 (see rental revenues).

Property operating expenses decreased by $18,000 primarily due to higher parking lot and electrical repairs at the Overland Park, KS property in 2004 which were non-recurring.

General and administrative expenses decreased by $15,000 due to $4,000 in non -recurring aerial photography costs related to the proposed asset sale in 2004, $5,000 lower travel expense, and $4,700 lower seminars expense.

Professional expenses increased by $23,000 due to increased legal and accounting fees associated with the sale of various assets and increased legal fees associated with proxy preparation and lawsuits.

Minority interest in earnings of subsidiaries increased by $22,000 due to higher income from joint venture properties consolidated by ACRT.

Income from discontinued operations decreased by $120,000 due primarily the sale of the Philadelphia, Pennsylvania property in August 2005 and to costs associated with the sale.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Selected Income Statement Data	2005	2004	Favorable (Unfavorable) 2005-2004
	(Dollars in thousands)
Rental revenues	$4,871	$4,478	$393
Interest income	53	116	(63)
Equity in income of unconsolidated subsidiaries and undivided interest	854	876	(22)
Gain on sale of investment in unconsolidated subsidiary	400	—	400
Interest expense	1,513	1,459	(54)
Depreciation and amortization expense	806	794	(12)
Management fees-affiliate	519	519	—
Real estate taxes	528	493	(35)
Property operating expenses	229	288	59
General and administrative expenses	89	150	61
Stock based compensation	337	186	(151)
Professional expenses	443	301	(142)
Other expenses	42	103	61
Minority interest in earnings of subsidiaries	168	137	(31)
(Loss) income from discontinued operations	(145)	208	(353)
Net income	1,359	1,248	111

Rental revenues increased by $393,000 of which $318,000 is attributable to rent on the Montgomeryville property, $29,000 higher real estate tax reimbursements due to the timing and recording of revenues, and $39,000 higher rents on the Sacramento, CA property due to a CPI rent increase. The increase in real estate tax reimbursements is offset by a similar increase in real estate tax expense.

Interest income decreased by $63,000, due mainly to lower interest income from the Integral loan, which was repaid in September 2004 and the Willow Grove loan, which was repaid in February 2005.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $22,000 mainly due to $51,000 in lower income from the Triangle property due to uncollectible percentage rents offset by $19,000 attributable to higher income from the Rochelle Park property due primarily to an increase in the fair value of the interest rate cap and swap in 2005 and offset by higher interest expense in 2005 due to higher rates and $14,000 from the investment income in the Woodcliff Lake, NJ property purchased on March 31, 2004.

Gain on sale of investment in unconsolidated subsidiaries is attributable to the sale of the Willow Grove member interest.

Interest expense increased $54,000 due mainly to higher interest rates on the variable rate mortgages partially offset by normal shifting of mortgage amortization from interest to principal on the fixed rate debt and lower balances outstanding on the line of credit.

Depreciation and amortization expense increased by $12,000 due to the amortization of the financing fees associated with the Montgomeryville line of credit, which was established in June 2004.

Real estate taxes increased by $35,000 due to the timing and recording of expenses in 2004 (see rental revenues).

Property operating expenses decreased by $59,000 primarily to higher parking lot and road repairs at the Overland Park, KS property in 2004.

General and administrative expenses decreased by $61,000 due mainly to $20,000 lower printing expense due to changes in the printing of the annual report, $8,000 lower aerial photography expense associated with the asset sale and $22,000 lower travel expense and board fees due to one less board meeting in 2005.

Stock based compensation increased $151,000 due to modifications made in May 2004 to the 1997 Stock Option Plan.

Professional expenses increased by $142,000 due to increased legal and accounting fees associated with the sale of various assets and increased legal fees associated with proxy preparation and lawsuits.

Other expenses decreased by $61,000 due to a lower loss on the interest rate cap of $37,000 and $22,000 lower loss on minority interest receivable write-offs.

Minority interest in earnings of subsidiaries increased by $31,000 due to higher income from the joint venture properties consolidated by ACRT.

Income from discontinued operations decreased by $353,000 due primarily to an impairment charge on the Philadelphia, PA property of and expenses connected with the sale, offset by income from this property which was in operation for the full six month period in 2005 versus less than four months in 2004.

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

The following table reflects the calculation of ACRT’s FFO and cash flow activities for the nine months ended September 30, 2005 and 2004.

	2005	2004
	(In thousands)
Income from continuing operations before gains on sale of investments and minority interest	$1,273	$1,178
Depreciation and amortization of real estate	708	709
Amortization of leasing commissions	11	11
Joint venture adjustment-depreciation and amortization of real estate	459	453
Joint venture adjustment-amortization of leasing commissions	17	17

Funds from Operations	2,468	2,368
Cash flow provided by operating activities	1,496	1,601
Cash flow provided by (used in) investing activities	9,673	(4,841)
Cash flow (used in) provided by financing activities	(10,687)	2,148

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At September 30, 2005, ACRT had two variable rate mortgages outstanding totaling $8.254 million. These mortgages bear interest at LIBOR plus 206 basis points (5.75% on $4.133 million) and LIBOR plus 225 basis points (5.94 % on $4.120 million). Had the LIBOR rate been 100 basis points higher during the nine months ended September 30, 2005, ACRT’s net income would have been reduced by approximately $62,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.133 million mortgage balance at September 30, 2005, which effectively caps the LIBOR rate at 7.45% per year.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. ACRT’s management, with the participation of ACRT’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of ACRT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, ACRT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACRT’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b)	Internal Control Over Financial Reporting. There have not been any changes in ACRT’s internal control over financial reporting during the third quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACRT’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	On March 25, 2005, Whitestone Triangle LP (“Whitestone”) a wholly owned subsidiary of ACRT brought suit against the joint venture partner in the New York, NY property (see Note 4 of Notes to Consolidated Financial Statements) regarding the exercise of a right of first refusal to purchase ACRT’s interest in the property. On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestones’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party firm, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale.

On April 1, 2005 the joint venture partner filed a separate lawsuit against Whitestone compelling a sale of ACRT’s interest under the terms of the original right of first refusal. Management and ACRT’s legal counsel believes it is too early to determine the outcome of this lawsuit.

On October 31, 2005, ACRT’s request for summary judgment against its joint venture partner regarding the joint venture partner’s exercise of a right of first refusal to purchase ACRT’s interest in the New York, NY property was denied. Summary judgment was found in favor of its joint venture partner in enforcement of the right of first refusal to purchase ACRT’s interest as now written. ACRT plans to appeal this ruling. ACRT’s management does not believe that the ruling will have a material adverse impact on ACRT’s consolidated financial position or results of operations.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of November 2005.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer