Form 10-K
period 2005-12-31
ARC CORPORATE REALTY TRUST INC
filed 2006-03-01
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50727

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of March 1, 2006, the aggregate market value of shares of Class A Common Stock held by non affiliates of the registrant was $37,560,936.

The number of shares of the registrant’s shares of Class A common stock, $.001 par value, outstanding as of March 1, 2006 was 3,181,540.

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

On February 8, 2006 the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s Common stockholders, by two-thirds vote. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

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

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provided for the sale to the Purchaser of 14 of ACRT’s 21 properties and a limited partnership interest in an entity that owns a property. The gross purchase price, including assumed debt, was approximately $77.8 million, a portion of which would be paid to other parties who are either joint venture partners, minority interest holders or tenants in common of certain of the properties included in the transaction.

On June 30, 2005 the Agreement became subject to termination. On November 30, 2005 ACRT entered into a Termination and Release Agreement with the Purchaser. The Termination and Release Agreement called for the payment of $150,000 to ACRT from the deposit escrow and an additional payment to ACRT of $37,450 as reimbursement of survey and other costs related to the Agreement. In exchange ACRT released the Purchaser from any further obligations under the Agreement.

In addition to the above, during 2005, ACRT entered into various contracts to sell additional investments not included in the above Agreement as amended. The purchasers of these investments include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The investments included in these various contracts are:

Fort Washington, PA (partnership interest)	New York, NY (partnership interest)
Paramus, NJ (partnership interest)

ACRT anticipates that the sale of these investments will close in the first half of 2006. Based on the current sales prices, ACRT anticipates that these investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

On August 10, 2005 ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble.

On February 8, 2006 the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s Common stockholders, by two-thirds vote. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

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

On February 8, 2006 the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s Common stockholders, by two-thirds vote. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

Other

ACRT operates in one industry segment, investments in credit lease properties.

ITEM 2. PROPERTIES

As of December 31, 2005, ACRT had 28 leases with credit tenants in 20 properties located within, or in a suburb of, the following markets: Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee; New York City, New York; Rochelle Park, New Jersey; Paramus, New Jersey; Woodcliff Lake, New Jersey; Philadelphia, Pennsylvania; Fort Washington, Pennsylvania; Levittown, Pennsylvania; Kansas City, Kansas (Overland Park, Kansas); Plymouth, Indiana; Wichita, Kansas; San Antonio, Texas; and Sacramento, California.

The following is a summary of ACRT’s properties as of December 31, 2005. The 2005 Annual Base Rent represents the cash rents received for the year ended December 31, 2005. For additional information, see “Description of Properties.”

Tenant	Location	Type	Square Footage	2005 Cash Rent Received (1)	Primary Lease Term Expiration	Extension Options Through
AT&T Wireless	Norcross, GA	Office	22,359	$269,868	2008	None
A.C. Moore	Montgomeryville, PA	Retail	25,497	425,892	2013	2028
Babies R Us	Paramus, NJ	Retail	39,220	253,110	2018	2043
BCBSS	Rochelle Park, NJ	Office	80,000	928,202	2014	None
Bed Bath & Beyond	Overland Park, KS	Retail	50,028	328,638	2011	2026
Borders Books	Overland Park, KS	Retail	30,000	177,123	2011	2036
CaroMont(2)	Charlotte, NC area	Office	45,430	598,412	2015	2035
Circuit City	Wichita, KS	Retail	37,591	284,145	2017	2042
GART Sports(4)	Sacramento, CA	Retail	40,145	515,216	2015	2035
Giant Food, Inc.	Levittown, PA	Retail	40,100	66,406	2007	None
Great Atlantic & Pacific Tea Co.	Woodcliff Lake, NJ	Retail	70,000	191,858	2021	2061
Hollywood Video	Marietta, GA	Retail	7,488	154,388	2011	2021
L.A. Fitness	Fort Washington, PA	Retail	41,000	370,800	2018	2033
Levitz Furniture(5)	Paramus, NJ	Retail	91,103	438,118	2019	None
National Amusements, Inc.	New York, NY	Retail	74,282	809,674	2019	2044
OfficeMax	Lilburn, GA	Retail	23,532	229,437	2016	2036
OfficeMax	Wichita, KS	Retail	30,446	205,237	2012	2037
Sears	San Antonio, TX	Retail	34,414	310,586	2010	2020
The Sports Authority(4)	Lilburn, GA	Retail	43,393	357,992	2016	2036
Thomasville Furniture	Montgomeryville, PA	Retail	15,544	248,868	2013	2023
Toys R Us(3)	New York, NY	Retail	63,702	472,881	2019	2039
United Technologies, Inc.	Plymouth, IN	Indus.	105,600	375,000	2010	2015
Wade Odell Wade	Paramus, NJ	Warehouse	23,355	74,672	2007	None
Walgreens Co.(3)	Memphis, TN	Retail	14,294	158,775	2012	2042

TOTAL:			1,048,523	$8,245,298

(1)	Represents ACRT’s share of the cash rent received as of December 31, 2005. ACRT only owns partial interests in the following properties: BCBSS (51%); Bed Bath & Beyond (49.95%); Borders Books (49.95%); Circuit City (70%); Great Atlantic and Pacific Tea Co. (11.2%); LA Fitness (50%); National Amusements Inc. (40%); OfficeMax (70%); Toys R Us (40%); Levitz Furniture (40%); Babies R Us (40%); Wade Odell Wade (40%); and Giant Food (20%).
(2)	Four locations in the greater Charlotte, North Carolina area.
(3)	Contains two leases.
(4)	In 2003, GART Sports and The Sports Authority merged.
(5)	Levitz declared bankruptcy under Chapter 11 of the U.S. Bankruptcy code and did not make their October 2005 rent payment. All other rent payments have been made.

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

Acquisition. In August 1995, ACRT acquired a 51% interest in Rochelle Park Investors, LP, a limited partnership, which acquired the property from WLL Real Estate Limited Partnership on August 30, 1995, for a purchase price of $11,780,000. The general partner, Rochelle Park/GP, LLC, is an affiliate of the Advisor and is responsible for the day-to-day management of the partnership and works with the Advisor in managing the property. There is no duplication of fees paid to the general partner and Advisor in this regard. ACRT converted its ownership of the limited partnership to a 51% tenant-in-common interest in March 2003, which is accounted for under the equity method of accounting.

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

Proposed Transaction. On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. The contract was subsequently terminated.

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

Disposition. On August 10, 2005 ACRT sold the property for $7,734,375.

Borders Books and Bed Bath & Beyond/Overland Park Property

Description. The property is located at the intersection of 119th Street and Metcalf Avenue in Overland Park (Kansas City), Kansas, and is part of a shopping center, which presently includes a Chili’s restaurant, a Boston Market restaurant, an Old Navy clothing store, an Ethan Allen furniture store and a multiplex movie theater. The property is 63% leased to Bed Bath and Beyond of Overland Park, Inc. for an initial term of 15 years and 37% leased to Border’s Inc. for an initial term of 15 years. Bed Bath & Beyond occupies 50,028 square feet and Borders Books occupies 30,000 square feet. The property is an 80,028 square foot retail facility on 7.168 acres of land and was constructed in 1995. Parking is provided for approximately 516 spaces.

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

The property was acquired subject to a mortgage, which had a principal balance at the time of closing of $7,572,994. Interest is payable on outstanding principal at a rate of 7.78% per year and amortization is based upon a 30-year schedule. The loan matures in March 2006. ACRT plans to refinance the mortgage using a line of credit.

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

Location	Lot Size (acres)	Building Size (s.f.)	Lease Term	2005 Annual Rent
2711 X-Ray Dr. CaroMont Hosp. Campus Gastonia, NC	3.38	18,654	15 years	$257,383
209 Park St. Belmont, NC	2.57	14,829	15 years	$188,868
700 N. Main St. Stanley, NC	3.12	8,323	15 years	$106,005
214 N. Cleveland Ave. Kings Mountain, NC	3.10	3,624	15 years	$46,156

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

The tenant has been granted an exclusive in the shopping center for the sale of office, home office, school or business supplies or equipment; office furniture, electronics and copy center. The lease, however, recognizes the priority of Circuit City’s and Kohl’s pre-existing use. There is a possibility that the exclusive rights granted to OfficeMax against the portion of the shopping center occupied by Kohl’s would not be enforceable against a subsequent tenant occupying Kohl’s premises after a termination of the Kohl’s lease. In the event the OfficeMax exclusive is violated, tenant has the right to terminate the lease or pay a reduced rental. If this occurs, the sellers agreed to subordinate their right to distributions such that ACRT would get all of the cash flow from the property, including the seller’s portion thereof. See “—Acquisition.” OfficeMax also has a co-tenancy clause, which allows it to pay a reduced rental in the event both Circuit City and Kohl’s no longer occupy the shopping center and no suitable replacement can be found.

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

Lease. The property is 100% leased to Federal Express Corporation for use as an office/training center. The initial lease term of approximately 10 years commenced in February 1994 and expired in February 2004. The tenant had one renewal option of five years. The rent is $279,300 per year during the first five years of the initial term and $296,100 during the final five years of the initial term. On January 15, 2004, ACRT entered into a lease extension on this property through February 14, 2009 at the following rents: February 2004 to February 2007, $210,000 per year and February 2007 to February 2009, $240,000 per year. In addition, ACRT is obligated to pay a tenant improvement allowance of $146,971 to the tenant. The tenant is responsible for utilities, non-structural maintenance and repairs, insurance, common area maintenance, landscaping and property taxes.

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

Lease. The property is 100% leased to GART for use as a retail sale facility for sporting goods, athletic apparel and related goods. In 2003, GART merged with The Sports Authority. The initial lease term of approximately 20 years commenced in August 1994 and expires in January 2015. The tenant has two renewal options of 10 years each. The base rent was $462,250 per year until January 31, 2005 and then increased on February 1, 2005 based upon a formula tied to increases in the Consumer Price Index to a maximum of $520,031 for the duration of the initial lease term. The tenant is responsible for utilities, structural and non-structural maintenance and repairs, insurance, common area maintenance, landscaping and property taxes.

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

Acquisition. On March 31, 2004, ACRT acquired an 11.2% limited partnership interest in the partnership, which owns the property, from an existing partner for a purchase price of $691,000.

Hollywood Video/Marietta (Atlanta) Property

Description. The property is located at Route 120 and Barrett Parkway in Marietta (Atlanta), Georgia. The property is an out parcel of a shopping center, which is anchored by a Target store. The property is leased to Hollywood Entertainment Corporation for an initial term of 15 years. The 7,488 square foot retail facility on 0.75 acres of land is constructed of brick, masonry and glass and was completed in December 1996. There is on-site parking with 46 spaces.

Lease. The property is 100% leased to Hollywood Entertainment Corporation for use as a Hollywood Video store. The initial lease term of 15 years commenced in December 1996 and expires in December 2011. The tenant has two five - year renewal options. The initial annual base rent was $138,031 for the first five years with an adjustment in year six to $154,388, which was based upon the percentage increase in the Consumer Price Index for All Urban Consumers, provided that the increase did not exceed 12% of the annual rent during the first five-year period. Annual base rent during the renewal terms are determined in accordance with the same formula. The tenant is responsible for all real estate taxes, insurance premiums, utilities, operating expenses and roof and structure maintenance.

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

Proposed Transaction. ACRT expects to sell this property to its joint venture partner in the first half of 2006, as discussed in Item 1. Business Strategy above.

Toys R Us and National Amusements, Inc./New York City Property

Description. The property is located in New York City (Queens), New York on the Whitestone Expressway at the intersection of 28th Avenue. The property is leased to Toys R Us under two separate leases for a Toys R Us and Kids R Us facility and National Amusements, Inc. In 2003, Kids R Us announced it would cease operations. It closed this location on May 1, 2004, and subsequently subleased this location to Office Depot. The property was built and completed in July 1999 and consists of approximately 139,000 square feet located on 9.75 acres of land. The building has two levels with the movie theater occupying the entire second level. There are 1,200 spaces available for parking including off-site parking.

Toys R Us Leases. The property is approximately 45% leased to Toys R Us NY LLC for use as a retail facility. Toys R Us executed two separate leases, one for 43,999 square feet for use as a Toys R Us store and the other for 19,703 square feet for use as a Kids R Us store. The leases are guaranteed by the parent company, Toys R Us Delaware, Inc. The initial lease term of 20 years commenced upon the completion of construction in July 1999 and expires in July 2019. The tenant has four successive options to extend the term of the leases for additional periods of five years each with rent increases for each five-year period. Minimum base rent initially is $1,082,934 per year for years 1 through 5 and the rent increases to the lesser of:

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

Proposed Transaction. On March 25, 2005, Whitestone Triangle LP (“Whitestone”) a wholly owned subsidiary of ACRT and the 40% owner of the New York City property brought suit against its joint venture partner regarding the exercise of a right of first refusal to purchase ACRT’s interest in the property. On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestone’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale.

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

ACRT acquired the property and assumed the existing first mortgage loan, which had an outstanding principal balance of $4,544,830. Interest is payable on outstanding principal at the rate of 8.49% per year and amortization is based upon a 30-year schedule. The loan matures in July 2017.

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

The property was acquired with non-recourse financing of $2,000,000 at an interest rate of 7.72% per year with amortization over 25 years. The loan matured in January 2006 and was repaid in January 2006 with proceeds from ACRT’s line of credit.

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

The tenant has an option to expand the building at a lease rate, which is based upon interest rates, amortization schedules and costs at the time of the expansion. If the tenant elects to expand the building and ACRT agrees to fund the cost, the lease term will extend to a date fifteen years from the completion of the expansion. The tenant has a right of first offer in the event ACRT wishes to sell the property at a mutually agreeable price.

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

Walgreen/Memphis Property

Description. The property is located approximately six miles northeast of downtown Memphis, Tennessee at the intersection of Range Line Street and James Road in Shelby County. The property is approximately 88% leased to Walgreen Co. for an initial term of 50 years and 12% leased to H & R Block, Eastern Tax Services, Inc. for an initial term of four years. The property is a freestanding masonry retail facility of 14,294 square feet on 1.149 acres, which was constructed in 1993. The paved parking area has 55 spaces.

Walgreen Lease. The property is 88% leased to Walgreen Co. for use as a retail facility. The initial lease term of 50 years commenced in January 1993 and expires in December 2042. Tenant has the option to terminate the lease after the 20th lease year and every five years thereafter. The lease calls for fixed rent of $141,747 per year and there is a provision for additional percentage rent, which is capped at an amount equal to the fixed rent. The tenant is responsible for insurance premiums, utilities and some non-structural maintenance and repairs to the interior of the premises. The landlord is responsible for repairs to the exterior and structural portions of the premises.

H & R Block Lease. The property is 12% leased to H & R Block, Eastern Tax Services, Inc., a national franchise which offers tax preparation services. The initial lease term of four years commenced in May 1994 and expired in May 1998; however, the lease was extended through April 2009. The tenant has no other renewal options. The rent was $15,750 per year until May 1998 and then increased to $16,538. In May 2003, the rent increased to $17,027. The renewal extending the lease through 2009 increases the rent to $17,538 per year. The tenant is responsible for utilities, all non-structural repairs, insurance and property taxes. The landlord is responsible for structural and roof repairs.

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

Acquisition. In March 2003, ACRT formed Levittown-ARC, LP and acquired the property for a total purchase price of approximately $3,500,000 payable $1,000,000 in cash and assumed the existing first mortgage loan described below. ACRT invested $200,000 for a 20% limited partnership interest in Levittown-ARC LP and the remaining 80% interest is owned by third party investors. ACRT also receives an additional 32% of the available cash flow or capital proceeds in excess of a 9% preferred return to the limited partners.

The property was acquired subject to a mortgage, which had an outstanding principal balance of approximately $2,500,000 at closing. Interest is payable at a rate of 7.2% per year and amortization is based upon a 30-year schedule. The loan matures on August 11, 2028, at which time a balloon payment of $267,000 will be required. On August 11, 2008, ACRT has the option to prepay the balance in full. If ACRT chooses not to prepay the mortgage, the interest rate increases to an annual rate of 12.2% for the remainder of the term.

Levitz, Babies R Us, Wade Odell Wade/Paramus, New Jersey Property

Description. The property is located on approximately 13 acres on Route 17 in Paramus, New Jersey. The property is 100% leased under long-term leases. The property was constructed in 1974, renovated in 1998 and is approximately 154,000 square feet.

Levitz Lease. The property is leased to Levitz Furniture under a long-term lease that is at below market rent. Levitz occupies 91,103 square feet of two-story retail space for an initial term expiring in 2019 at a rent of $12.49 per square foot. Levitz is responsible for all property expenses. On October 11, 2005 Levitz declared bankruptcy under Chapter 11 of the U.S. Bankruptcy code. At the time of declaration, rent totaling $99,572 related to October was unpaid. All subsequent months have been paid.

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

Proposed Transaction. ACRT expects to sell this property to an affiliate of the Advisor, in the first half of 2006, as discussed in Item 1.Business Strategy above.

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

On October 5, 2004, the operating agreement with Willow Grove, LLC was amended to increase the maximum loan amount to $650,000. All other terms and conditions set forth in the original agreement remain unchanged. On October 6, 2004, $100,000 was paid to Willow Grove LLC bringing the loan amount to $650,000. On October 21, 2004, the operating agreement with Willow Grove, LLC was further amended to increase the maximum loan amount to $800,000. As of December 31, 2004, Willow Grove ACRT had made loans totaling $800,000 under this agreement.

Disposition. On January 20, 2005, the board of directors agreed to amend the Willow Grove agreement to accept repayment of the outstanding loan balance of $800,000 plus all outstanding and accrued interest within ninety days in lieu of waiting the remaining fifteen months outstanding on the term of the loan, as stated in the original agreement. After repayment of the loan balance, ACRT’s investment in Willow Grove was zero. Additionally, ACRT agreed to sell its membership interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for $400,000 resulting in a gain of $400,000 for financial reporting purposes. The transaction was completed on February 15, 2005.

The following table sets forth, as of December 31, 2005, specified information relating to ACRT’s real estate portfolio.

Tenant (Guarantor)	Property Location	Property Type/Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2005 Annual Rent
AT&T Wireless	Atlanta, GA	Office/1996	2	22,359	12 years (6/96 - 5/08)		None	$269,868
					6/96 -5/99	$9.50
					6/99 -5/02	$10.45
					6/02 -5/05	$11.50
					6/05 -5/08	$12.64
A.C. Moore	Montgomeryville, PA	Retail/2003	3.2	25,497	10 years (1/03 - 12/13)		Four 5-year	425,892
					1/03 -12/13	$17.00
					During first year of lease tenant received a $187,500 rent credit
BCBSS(1)	Rochelle Park, NJ	Office/1989	2.543	80,000	19 years (10/89 - 9/14)		None	928,202
					10/89 -9/99	$19.25
					10/99 -9/04	$21.50
					10/04 -9/00	$22.75
					10/09 -9/14	$23.00
Babies R Us(5)	Paramus, NJ	Retail	13	39,220	20 years 11/98 - 11/18		Five 5-year	253,110
					11/98 -10/03	$14.67
					11/03 -10/08	$16.13
					11/08 -10/13	$17.75
					11/13 -10/18	$19.52
Bed Bath & Beyond (2)	Overland Park, KS	Retail/1995	7.168	50,028	15 years (8/95 - 1/11)		Three 5-year	328,638
					8/95 - 7/00	$11.50
					8/00 - 7/05	$12.65
					8/05 - 1/11	$13.91
Borders Books (2)	Overland Park, KS	Retail/1995	7.168	30,000	15 years (11/95 – 1/11)		Five 5-year	177,123
					12/95 -11/00	$11.00
					12/00 -11/05	$11.80
					12/05 -11/11	$12.70
CaroMont Health Stanley	Charlotte, NC	Office	3.12	8,323	15 years (1/01 - 12/15)		Two 10-year	106,005
					1/01 - 12/01	$12.00
					1/02 - 12/02	$12.18
					1/03 - 12/03	$12.36
					1/04 - 12/04	$12.55
					1/05 - 12/05	$12.73
					1/06 - 12/06	$12.93
						Increases 1.015% per year
CaroMont Health Gastonia	Charlotte, NC	Office	3.38	18,654	15 years (1/01 -12/15)		Two 10-year	257,383
					1/01 - 12/01	$13.00
					1/02 - 12/02	$13.20
					1/03 - 12/03	$13.39
					1/04 - 12/04	$13.59
					1/05 - 12/05	$13.80
					1/06 - 12/06	$14.00
						Increases 1.015% per year

Tenant (Guarantor)	Property Location	Property Type/Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2005 Annual Rent
CaroMont Health Belmont	Charlotte, NC	Office	2.57	14,829	15 years (1/01 - 12/15)		Two 10-year	188,868
					1/01 -12/01	$12.00
					1/02 -12/02	$12.18
					1/03 -12/03	$12.36
					1/04 -12/04	$12.55
					1/05 -12/05	$12.73
					1/06 -12/06	$12.93
						Increases 1.015% per year
CaroMont Health Kings Mountain	Charlotte, NC	Office	3.10	3,624	15 years (1/01 – 12/15)		Two 10-year	46,156
					1/01 -12/01	$12.00
					1/02 -12/02	$12.18
					1/03 -12/03	$12.36
					1/04 -12/04	$12.55
					1/05 -12/05	$12.73
					1/06 -12/06	$12.93
						Increases 1.015% per year
Circuit City(3)	Wichita, KS	Retail/1996	5.92	37,591	20 years (11/96 - 1/17)		Five 5-year	284,145
					11/96 -10/01	$9.80
					11/01 -10/06	$10.80
					11/06 10/11} 11/11 -1/17}	The lesser of 10% or the percentage increase in CPI
GART Sports ())	Sacramento, CA	Retail/1985	2.97	40,145	20 years (8/94 - 1/15)		Two 10-year	515,216
					8/94 - 1/05	$11.51
					2/05 - 1/15	$12.95
Giant Food, Inc. (6)	Levittown, PA	Retail	4.70	40,100	20 years (8/97 - 07/17)		Four 5-year	66,406
					8/97 - 07/17	$8.28
Great Atlantic & Pacific Tea Co. (9)	Woodcliff Lake, NJ	Retail	7.26	70,000	25 years (2/96-1/21)		Eight 5-Year	191,858
					2/01 - 1/06	$24.47
					2/06 - 1/11	$25.47
					2/11 - 1/16	$26.47
					2/14 - 1/21	$28.47
Hollywood Video	Atlanta, GA	Retail/1996	0.75	7,488	15 years (12/96 - 12/11)		Three 5-year	154,388
					12/96 - 11/01	$18.43
					12/01 - 11/06	$20.62
					12/06 - 12/11 increase based on percentage interest in CPI not to exceed $16,564
H & R Block	Memphis, TN	Retail/1993	1.149	1,750	4 years (5/94 - 5/98, extended to 4/09)		None	17,028
					5/94 - 5/98	$9.00
					6/98 - 4/03	$9.45
					5/03 - 4/06	$9.73
					5/06 - 4/09	$10.02
LA Fitness(4)	Ft. Washington, PA	Retail/2003	7	41,000	15 years (9/03 - 8/18)		Three 5-year	370,800
					9/03 - 8/08	$18.09
					9/08 - 8/13}	Lesser of CPI
					9/13 - 8/18}	or 10%

Tenant (Guarantor)	Property Location	Property Type/ Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2005 Annual Rent
Levitz Furniture(5)	Paramus, NJ	Retail	13	91,103	20 years (6/99 - 5/19)		Three 5-year	438,118
					6/99 - 5/04	$12.49
					6/04 - 5/09	$13.12
					6/09 - 5/14	$13.77
					6/14 - 5/19	$14.46
National Amusements, Inc. (5)	New York, NY	Retail/1999	9.75	74,282	20 years (5/99 - 5/19)		Four 5-year	809,674
					6/99 - 5/04	$26.70
					6/04 - 5/09	$27.25
					6/09 - 5/14	$29.70
					6/14 - 5/19	$32.37
OfficeMax	Atlanta, GA	Retail/1996	7	23,532	20 years (6/96 - 6/16)		Four 5-year	229,437
					6/96 - 6/16	$9.75
OfficeMax(3)	Wichita, KS	Retail/1996	5.92	30,446	15 years (2/97 -1/12)		Five 5-year	205,237
					2/97 - 1/02	$9.13
					2/02 - 1/07	$9.63
					2/07 - 1/12	$10.13
The Sports Authority	Atlanta, GA	Retail/1996	7	43,393	20 years (5/96 - 5/16)		Four 5-year	357,992
					5/96 - 5/16	$8.25
Sears	San Antonio, TX	Retail/1995	3.48	34,414	15 years (10/95 - 9/10)		Two 5-year	310,586
					10/95 - 9/00	$8.40
					10/00 - 9/05	$8.90
					10/05 - 9/10	$9.40
Thomasville Furniture	Montgomeryville	Retail/2003	3.2	15,544	10 years (1/03 - 12/13)		Two 5-year	248,868
					1/03 - 12/08	$16.00
					1/08 - 12/13	$17.60
Toys R Us(5) (Toys R Us, Inc.) (2 leases)	New York, NY	Retail/1999	9.75	63,702	20 years (7/99 - 7/19)		Four 5-year	472,881
					7/99 - 6/04	$17.00
					7/04 - 6/09 Lesser of $1,057,706 x twice the % increase in CPI and $1,191,227 7/09 - 6/14 Lesser of $1,057,706 x twice the % increase in CPI and $1,310,350 7/14 - 7/19 Lesser of $1,057,706 x twice the % increase in CPI and $1,441,576
United Technologies, Inc.	Plymouth, IN	Industrial/1994	30	105,600	15 years (12/95 -12/10)		Three 5-year	375,000
					12/95 -11/98	$2.98
					12/98 -11/01	$3.16
					12/01 -11/04	$3.35
					12/04 -11/07	$3.55
					12/07 -12/10	$3.76
Wade Odell Wade(5)	Paramus, NJ	Warehouse	13	23,355	5 years (1/02 - 8/07)		None	74,672
					1/02 - 12/05	$7.49
					1/05 - 12/07	$7.99
Walgreen Co.	Memphis, TN	Retail/1993	1.149	12,544	20 years (1/93 -12/12)		Six 5-year	141,747

					1/93 - 12/12	$11.30
Total:			184.377	1,048,523				$8,245,298

(1)	ACRT owns a 51% interest in the property as a tenant-in-common interest.

(2)	ACRT owns a 49.95% interest in the property owning entity.
(3)	ACRT owns a 70% interest in the property owning entity.
(4)	ACRT owns a 50% interest in the property owning entity.
(5)	ACRT owns a 40% interest in the property as a tenant-in-common interest. Levitz declared bankruptcy under Chapter 11 of the U.S. Bankruptcy code and did not make their October 2005 rent payment. All other rent payments have been made.
(6)	ACRT owns a 20% interest in the property owning entity.
(7)	In 2003, GART Sports and The Sports Authority merged.
(8)	Property was purchased on March 4, 2004.
(9)	ACRT owns an 11.2% interest in the property owning entity. The interest was purchased on March 31, 2004.

As of December 31, 2005, the scheduled lease maturities for each of the next ten years are as follows:

Year Ended December 31,	Number of Leases	Square Footage	2005 Annual Base Rent
2006	—	—	—
2007	2	63,455	141,078
2008	1	22,359	269,868
2009	1	1,750	17,027
2010	2	140,014	685,586
2011	3	87,516	660,149
2012	2	44,740	364,012
2013	2	41,041	674,760
2014	1	80,000	928,202
2015	2	85,575	1,113,628

ITEM 3. LEGAL PROCEEDINGS

On August 22, 2004, ACRT was named as a defendant in a suit involving the tenant in the Rochelle Park, NJ property. The tenant’s suit claims, among other issues, that they were not given proper notice to effect their right of first refusal in connection with the tenant-in-common sale of a portion of the property in March of 2003. On January 25, 2005, the tenant in the Rochelle Park, NJ property signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement, the tenant entered into a contract to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. This contract was subsequently terminated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 15, 2006, there were approximately 674 holders of record of the shares of Class A common stock and one holder of record of the shares of Class B common stock. ACRT’s shares of common stock are not listed for trading on a national securities exchange or included for quotation on the Nasdaq Stock Market. If ACRT’s capital stock is not listed for trading on a national securities exchange or included for quotation on the Nasdaq Stock Market on or before March 31, 2006, dependent upon market and other conditions, the Board of Directors intends to explore liquidity strategies, including, but not limited to, adopting a plan of liquidation, subject to market conditions and shareholder approval, pursuant to which ACRT’s properties generally would be liquidated in an orderly fashion designed to return the most value to shareholders. Any such plan of liquidation will be effected as may be determined by the Board of Directors to be in the best interests of ACRT’s shareholders.

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

On February 8, 2006 the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s Common stockholders, by two-thirds vote. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 22 properties and a limited partnership interest in an entity that owns a property.

On June 30, 2005 the Agreement became subject to termination. On November 30, 2005 ACRT entered into a Termination and Release Agreement with the Purchaser. The Termination and Release Agreement called for the payment of $150,000 to ACRT from the deposit escrow and an additional payment to ACRT of $37,450 as reimbursement of survey and other costs related to the Agreement. In exchange ACRT released the Purchaser from any further obligations under the Agreement.

In addition to the above, during 2005, ACRT entered into various contracts to sell investments not included in the above Agreement. The purchasers of these investments include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	New York, NY (partnership interest)
Paramus, NJ (partnership interest)

ACRT anticipates that the sale of these investments will close in the first half of 2006. Based on the current sales prices, ACRT anticipates that all properties and investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

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

Our equity compensation plan information as of December 31, 2005 is as follows:

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

Pursuant to the terms of the agreement with the managing broker-dealer for ACRT’s third private placement offering which began on May 23, 2003, ACRT will issue to Chauner Securities, Inc., the managing broker–dealer or its designees, stock warrants equal to 7% of the total shares sold by the soliciting dealers. The stock warrants will have a term of 10 years and an exercise price of $10.98. As of December 31, 2005, Chauner Securities is entitled to approximately 71,000 stock warrants.

Income Taxes

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

For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of ACRT’s current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholders basis in his or her shares of common stock for tax purposes. To the extent that a distribution exceeds both ACRT’s current and accumulated earnings and profits and the shareholders basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholders shares. ACRT annually notifies shareholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 2005, 2004, and 2003:

	2005	2004	2003
Ordinary Income	67.59%	66.82%	87.93%
Return of Capital	17.31%	33.18%	12.07%
Capital Gains	15.10%	—	—

Investment Objectives

ACRT’s goal is to provide shareholders with a total return through satisfaction of the following objectives:

•	Current dividends that may be partially free from current taxation.

•	Mortgage amortization which will increase equity in ACRT’s properties through the regularly scheduled pay down of mortgage debt.

•	Capital appreciation through the acquisition of a carefully selected portfolio of real estate that has the potential to increase in value.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents selected historical financial data for each of the five years in the period ended December 31, 2005, which data has been derived from our audited financial statements for those years. You should read the following selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included in this annual report.

Our selected financial data for the year ended December 31, 2001 and for the period then ended has been derived from financial statements audited by Arthur Andersen LLP, independent public accountants, who have ceased operations.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Income Statement Data:
Revenues	$8,253	$7,373	$6,925	$8,212	$8,138
Expenses	5,948	5,802	5,195	6,534	6,752
Operating profit	2,305	1,571	1,730	1,678	1,386
Gain on sale of property	—	—	—	11	—
Minority interest in income of joint ventures	225	222	268	467	444
Income (Loss) from discontinued operations	(136)	320	225	220	223
Net income	1,944	1,669	1,687	1,442	1,165
Net income per common share from continuing operations-basic	0.62	0.40	0.58	0.57	0.44
Net income per common share from discontinued operations-basic	(.04)	.10	.09	.10	.10
Net income per share-basic	.58	.50	.67	.67	.54

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Balance Sheet Data:
Real estate, net	$41,915	$53,183	$45,945	$49,467	$50,567
Investments in non consolidated entities	7,693	7,797	7,390	4,973	3,921
Total assets	53,177	65,318	58,635	59,664	58,624
Mortgages, notes payable and credit facility	26,395	34,625	29,529	41,556	40,108
Total liabilities	27,052	38,369	30,532	42,465	41,014
Cash distributions per common share	$0.96	$0.96	$0.84	$0.80	$0.80
Weighted average shares outstanding	3,348	3,348	2,518	2,165	2,171

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

As of December 31, 2005, ACRT had 28 leases with credit tenants in 20 properties encompassing 1,048,523 rentable square feet. The properties are 74% leased to retail tenants, 14% to office tenants and the remaining 12% to industrial or warehouse tenants. During 2004, ACRT purchased two retail properties, including unconsolidated investments, totaling approximately 93,000 rentable square feet for $8,300,000. No properties were purchased in 2005.

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

In the past three years, ACRT has only experienced rent loss in regards to the Paramus, NJ property leased to Levitz Furniture. Levitz declared bankruptcy under Chapter 11 of the U.S. Bankruptcy code and did not make their October 2005 rent payment. Levitz has made all subsequent rent payments. In 2002, the San Antonio property leased to Sears HomeLife, with Sears Roebuck and Co. as the guarantor, became vacant when Sears HomeLife filed for Chapter 11 bankruptcy protection. However, ACRT has collected all rents due from Sears, Roebuck and Co. In November 2003, Sears, Roebuck and Co. subleased this property to BEL Furniture Co. for the remainder of the original lease term. In 2003, Kids R Us announced it would cease operations. ACRT, through a lease with Toys R Us, leases 18,961 square feet to Kids R Us at its New York City property. Kids R Us closed this location on May 1, 2004 and subsequently subleased this property to Office Depot.

Through 2010, ACRT has six leases expiring totaling 227,578 rentable square feet and which generated, adjusted for ACRT’s pro rata interest, approximately $1,113,559 in rental revenue for the year ended December 31, 2005. The primary risks ACRT will incur in re-leasing these properties are: (1) the period of time required to find a new tenant, (2) whether rental rates will be lower than the previous lease covering the property, (3) leasing costs, if any, incurred when re-leasing the property and (4) the payment of operating costs, such as real estate taxes and insurance, while the property is vacant. ACRT will address these risks by communicating frequently with the tenant well in advance of the lease termination date to better understand the tenant’s needs and requirements and, if needed, by using local brokers in the re-leasing process. In addition, ACRT focuses on buying general purpose real estate with exceptional locations, which can be leased to other tenants without significant modification to the properties. No assurance can be given that once a property becomes vacant it will subsequently be re-leased.

During 2001, ACRT sold three properties leased to CaroMont Medical for approximately $1.8 million, which approximated their book value. In 2002, ACRT received condemnation proceeds totaling $26,000 from the City of Overland Park related to a parcel of land owned by TMD Development, LLC, our joint venture partner in the property located in Overland Park, Kansas. In 2004, ACRT sold one property located in Memphis, Tennessee leased to Federal Express Corp. for approximately $2,325,000. On August 10, 2005, ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble for approximately $7,734,375.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 22 properties and a limited partnership interest in an entity that owns a property.

On June 30, 2005 the Agreement became subject to termination. On November 30, 2005 ACRT entered into a Termination and Release Agreement with the Purchaser. The Termination and Release Agreement called for the payment of $150,000 to ACRT from the deposit escrow and an additional payment to ACRT of $37,450 as reimbursement of survey and other costs related to the Agreement. In exchange ACRT released the Purchaser from any further obligations under the Agreement.

In addition to the above, during 2005, ACRT entered into various contracts to sell investments not included in the above Agreement. The purchasers of these investments include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	New York, NY (partnership interest)
Paramus, NJ (partnership interest)

ACRT anticipates that the sale of these investments will close in the first half of 2006. Based on the current sales prices, ACRT anticipates that all properties and investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. This contract was subsequently terminated.

On February 8, 2006 the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s Common stockholders, by two-thirds vote. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

Critical Accounting Policies

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

During the years ended December 31, 2005 and 2004, ACRT incurred an impairment charge of $287,259 and $52,521 on the Philadelphia, Pennsylvania property leased to Barnes and Noble and the Memphis, Tennessee property leased to Federal Express Corp., respectively.

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

ACRT’s $5.5 million variable rate secured line-of-credit facility, which is scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to .5% per year on the unused portion of the commitment. On April 30, 2004 with the sale of the Memphis, Tennessee property leased to Federal Express Corp. the credit facility was reduced by $1,652,387 which represented the collateral value of this property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. The total amount available under this facility at December 31, 2005, after quarterly amortization and the sale of the Memphis property, is $2,842,717 and $0 has been drawn.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at December 31, 2005 was $5,400,000.

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

On June 30, 2005 the Agreement became subject to termination. On November 30, 2005 ACRT entered into a Termination and Release Agreement with the Purchaser. The Termination and Release Agreement called for the payment of $150,000 to ACRT from the deposit escrow and an additional payment to ACRT of $37,450 as reimbursement of survey and other costs related to the Agreement. In exchange ACRT released the Purchaser from any further obligations under the Agreement.

In addition to the above, during 2005, ACRT entered into various contracts to sell investments not included in the above Agreement. The purchasers of these investments include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The properties included in these various contracts are:

Fort Washington, PA (partnership interest)	New York, NY (partnership interest)
Paramus, NJ (partnership interest)

ACRT anticipates that the sale of these investments will close in the first half of 2006. Based on the current sales prices, ACRT anticipates that all properties and investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

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

On August 10, 2005, ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble.

On February 8, 2006 the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s Common stockholders, by two-thirds vote. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

Dividends. In connection with its intention to continue to qualify as a REIT for federal income tax purposes, ACRT expects to continue paying regular dividends to its shareholders. These dividends are expected to be paid from operating cash flows and/or from other sources.

Dividends paid to Class A common shareholders increased to $3.054 million in 2005 compared to $2.975 million in 2004, and $1.839 million in 2003. The increase is due both to an increase in the number of outstanding shares and an increase in the dividend rate to $0.24 per quarter during the second half of 2003.

In addition in 2005, ACRT paid to the Class B shareholder dividends totaling $280,846 of which $118,077 were declared for the year ending 2003 and $162,769 were for the year ending 2004.

ACRT believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expenses, regular debt service obligations and all dividend payments in compliance with REIT requirements in both the short and long-term. In addition, ACRT anticipates that cash on hand and borrowings under its secured credit facility will provide the necessary capital for its operations. Cash flows from operations as reported in the Consolidated Statements of Cash Flows were $2.191 million, $2.129 million and $2.371 million for 2005, 2004 and 2003, respectively.

Net cash provided by investing activities was $9.876 million in 2005 and net cash used in investing activities was $4.760 million in 2004 and $7.412 in 2003. Cash used or provided in investing activities is related primarily to investments in real estate properties, investments in joint ventures or sales of same. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities was $11.697 million in 2005 and net cash provided by financing activities was $1.545 million in 2004 and $6.331 million in 2003. Cash provided by or used in financing activities during each year was primarily attributable to proceeds from equity offerings, mortgage financings, and advances under the secured credit facility. Net cash used was for repayments under the secured credit facility, dividends paid and debt service payments.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of December 31, 2005, a total of seven of ACRT’s eleven consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $26.395 million, including $8.215 million in variable interest rate mortgages. As of December 31, 2005, the weighted averaged interest rate on ACRT’s outstanding mortgages was 7.49%. The scheduled principal payments for the next five years are as follows:

2006	$632,761
2007	715,552
2008	576,742
2009	466,190
2010	479,848

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2006	$8,227,954
2007	3,820,638
2009	3,734,983

The interest rates on ACRT’s outstanding indebtedness range from 6.14% (variable rate at December 31, 2005) to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, and have amounts available under its secured credit facility or obtain access to other capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

ACRT expects to continue to use property specific, non-recourse mortgages as it believes that by properly matching a debt obligation, including the balloon maturity risk, with a lease expiration, ACRT’s cash-on-cash returns increase and the exposure to residual valuation risk is reduced.

ACRT has also purchased interest rate caps in connection with its variable rate mortgage on the Sacramento, California. The interest rate cap is coterminous with the mortgage and its notional amount is equal to the outstanding principal balance for the mortgage on the Sacramento mortgage. ACRT intends to continue to mitigate its interest rate risk by using interest rate caps or swaps in the future.

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

Results of Operations

	Year Ended December 31,			Favorable (Unfavorable)
Selected Income Statement Data	2005	2004	2003	2005-2004	2004-2003
	(Dollars in thousands)
Rental revenue	$6,476	$6,043	$6,000	$433	$43
Equity in income of unconsolidated subsidiaries	1,162	1,185	814	(23)	371
Gain on sale of investment in unconsolidated subsidiary	400	—	—	400	—
Interest income	64	145	59	(81)	86
Miscellaneous income	150	—	52	150	(52)
Interest expense	2,012	1,946	2,089	(66)	143
Depreciation and amortization expense	1,074	1,062	950	(12)	(112)
Management fees-affiliate	685	693	607	8	(86)
Property operating expenses	1,028	1,033	1,111	5	78
General and administrative	114	179	132	65	(47)
Stock based compensation	449	299	—	(150)	(299)
Professional expenses	519	497	138	(22)	(359)
Other expenses	66	92	168	26	76
Income from continuing operations before gain on sale of property and minority interest	2,305	1,572	1,730	733	(158)
Minority interest in earning of subsidiaries	225	222	268	(3)	46
(Loss) income from discontinued operations	(136)	319	225	(455)	94
Net income	1,944	1,669	1,687	275	(18)

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Rental Revenue increased by $433,000 of which $368,000 is attributable to the Montgomeryville, PA property, and $53,000 higher rents on the Sacramento, CA property due to a CPI rent increase and $42,000 in higher Real Estate tax reimbursements, offset by $26,000 lower common area reimbursements due to lower property operating expenses. The increase in real estate tax reimbursements is offset by a similar increase in real estate tax expense.

Equity in income of unconsolidated subsidiaries decreased by $23,000 due to lower income from the Triangle property due to lower percentage rent and lower income from the Fort Washington property due to higher interest expense, offset by a full year of income on the Woodcliff Lake property.

Gain on sale of unconsolidated subsidiaries is attributable to the sale of the Willow Grove member interest. Interest Income decreased $81,000 due mainly to lower income from the Integral loan, which was repaid in September 2004, and the Willow Grove loan, which was repaid in February 2005.

Miscellaneous income increased by $150,000 attributable to the termination of the HPI sale contract.

Interest expense increased $66,000 due mainly to higher interest rates on the variable rate mortgages partially offset by normal shifting of mortgage amortization from interest to principal on the fixed rate debt and lower balances outstanding on the line of credit.

Depreciation and amortization expense increased by $12,000 due mainly to the amortization of the financing fees associated with the Montgomeryville line of credit, which was established in June 2004. Property operating expenses decreased by $5,000 of which $35,000 is due to lower property expenses due mainly to lower parking lot and road repairs at the Overland Park, KS property, offset by 30,000 higher real estate taxes.

General and administrative expense decreased by $65,000 due mainly to lower printing costs due to changes in the printing of the annual report and lower travel expense and board of director fees due to one less board meeting in 2005.

Stock based compensation increased by $150,000 due to modifications made in May 2004 to the 1997 Stock Option Plan.

Professional expenses increased by $22,000 due to higher legal and accounting fees associated with the sale of various assets and increased legal fees associated with proxy preparations and lawsuits. Other expenses decreased $26,000 due to lower loss on the interest rate cap of $37,000, offset by $8,000 higher state taxes mainly due to the Philadelphia, PA property and $3,000 minority interest adjustments.

Income from discontinued operations decreased by $455,000 due mainly to the impairment charge on the Philadelphia property and to costs associated with the sale and having less than eight months of operations in 2005 versus 10 months in 2004 and from the inclusion in 2004 of income from the Memphis, TN property leased to Federal Express which was sold in April 2004.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

The major variance between 2004 and 2003 is attributable to the properties purchased in 2003 and 2004 and to a full year of income for the investment in unconsolidated subsidiaries purchased in 2003 and to the deconsolidation of the Rochelle Park property. Rental revenue increased $43,000 due primarily to $587,000 from the Montgomeryville, Pennsylvania property purchased in December 2003 offset by $530,000 due to the deconsolidation of the Rochelle Park, New Jersey property in 2003.

Equity in income of unconsolidated subsidiaries increased by $371,000 due to a $126,000 increase in income from the Rochelle Park, New Jersey property, an $82,000 increase from the Paramus, New Jersey property which was purchased in May of 2003, a $156,000 increase from the Fort Washington, Pennsylvania property which was under construction in 2003 and did not start receiving rent until 2004, and a $42,000 increase from the ARC International Fund II investment which was made in March 2004 offset by a $35,000 decrease from Triangle Plaza due mainly to bad debt reserves related to tenant reimbursements for sidewalk repairs. Interest income increased by $86,000 due to payments of interest on the Montgomeryville and Willow Grove notes. Miscellaneous income decreased due to payment of a non-recurring insurance settlement and a right of way settlement involving the Marietta, Georgia property in 2003.

Interest expense decreased $143,000 due primarily to the deconsolidation of the Rochelle Park, New Jersey property. Depreciation and amortization expense increased by $112,000, of which $174,000 is attributable to the Montgomeryville, Pennsylvania property purchased in December 2003 and to higher amortization of mortgage and finance costs, offset by $84,000 due to the Rochelle Park, New Jersey property deconsolidation.

Management fees increased by $86,000, which is primarily attributable to additional properties purchased in the second half of 2003 and in 2004. Property operating expenses decreased by $78,000, of which $221,000 is due to the deconsolidation of the Rochelle Park property, offset by $143,000 is due to the Montgomeryville, Pennsylvania property purchased in December 2003. General and administrative expenses increased by $47,000 primarily due to $17,000 in higher board of directors fees and travel expenses due to an increase in fees and to an additional board meeting in June 2004 and higher business related travel, and to higher Directors and Officers liability insurance, stationary and printing costs.

Stock based compensation of $299,000 was recorded in 2004 due to modifications made to the 1997 Stock Option Plan. Professional expenses increased by $359,000 due to a $178,000 increase in legal fees primarily associated with trademark protection, SEC reporting requirements and the proposed asset sale and $176,000 increase in accounting and consulting fees associated with the SEC reporting requirements and the proposed asset sale. Other expenses decreased by $76,000 due primarily to minority interest adjustments offset by lower losses on interest rate caps.

Minority interest in earnings of subsidiaries decreased by $46,000 due primarily to the deconsolidation of the Rochelle Park property. Income from discontinued operations increased by $94,000 due the reclassification of the Philadelphia, Pennsylvania property leased to Barnes and Noble (property was purchased in March 2004 and sold in August 2005), offset by the sale of the Memphis, Tennessee property leased to Federal Express Corp. on April 30, 2004 and to the $52,000 impairment charge taken on the property prior to sale.

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

Funds from Operations

ACRT believes that Funds from Operations (“FFO”) enhances an investor’s understanding of ACRT’s financial condition, results of operations and cash flows. ACRT believes that FFO is an appropriate but limited measure of the performance of an equity REIT. FFO is defined in the April 2002 “White Paper” issued by the National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) as “net income (or loss) computed in accordance with generally accepted accounting principles (“GAAP”), excluding gains (or losses) from the sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.” FFO should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operating activities as determined in accordance with GAAP, or as a measure of liquidity to other consolidated income or cash flow statement data as determined in accordance with GAAP.

The following table reflects the calculation of ACRT’s FFO and cash flow activities for each of the years in the three year period ended December 31, 2005.

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income allocable to Class A and Class B common shareholders (before minority interest)	$2,168	$1,891	$1,730
Gain on sale of investment in unconsolidated subsidiary	(400)	—	—
Impairment charge	287	53	—
Depreciation and amortization of real estate	944	946	856
Amortization of leasing commissions	14	14	14
Joint venture adjustment-depreciation	582	583	418
Joint venture adjustment-amortization of leasing commissions	22	22	22

Funds from Operations	3,617	3,509	3,040

Cash flow provided by operating activities	$2,191	$2,129	$2,371
Cash flow provided by (used in) investing activities	9,876	(4,760)	(7,412)
Cash flow (used in) provided by financing activities	(11,698)	1,545	6,331

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

In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock-Based Compensation.” The statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement is effective as of the beginning of the first quarter of 2006. The adoption of this pronouncement is not expected to have a material effect on ACRT’s consolidated financial position or results of its operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an Interpretation of SFAS Statement No. 143” (FIN 47). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. ACRT adopted FIN 47 on December 31, 2005. The adoption did not have any impact on ACRT’s consolidated financial statements.

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

In June 2005, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-05 is not expected to have a material impact on ACRT’s consolidated financial position or results of operations.

In 2005, the EITF released Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”), which clarifies the period over which leasehold improvements should be amortized. EITF 05-6 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-6 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-6 did not have a material impact on ACRT’s consolidated financial position or results of operations.

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

Contractual Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
Long-Term Debt Obligations	$26,395,027	$8,860,715	$5,112,932	$4,681,021	$7,740,359

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACRT’s exposure to market risk relates to its variable rate debt. As of December 31, 2005 and 2004 ACRT had two variable rate mortgages and three variable rate mortgages outstanding totaling $8.215 million and $13.661 million, respectively. These mortgages bear interest at LIBOR plus 206 basis points (6.14% per year at December 31, 2005 on $4.107 million) to LIBOR plus 225 basis points (6.33% at December 31, 2005 on $4.108 million). Had the LIBOR rate been 100 basis points higher during 2005, ACRT’s net income would have been reduced by approximately $82,150. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.107 million mortgage balance at December 31, 2005, which effectively caps the LIBOR rate at 7.45% per year.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Corporate Realty Trust, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

New York, New York
February 17, 2006

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Properties
Land	$12,412,227	$14,515,922
Buildings and improvements	36,653,540	45,068,320

	49,065,767	59,584,242
Less accumulated depreciation	7,151,201	6,401,456

	41,914,566	53,182,786
Investment in unconsolidated subsidiaries and undivided interests	7,693,231	7,797,437

Total property and property investments	49,607,797	60,980,223
Cash and cash equivalents, including restricted cash of $517,707 in 2005 and $424,035 in 2004	1,229,560	860,299
Deferred rent receivable	1,198,693	1,130,154
Rent receivable	195,088	236,867
Notes receivable-tenants	322,923	369,608
Notes receivable	—	800,000
Prepaid expenses and other assets	270,002	322,159
Deferred financing and other fees, net of accumulated amortization of $729,927 in 2005 and $624,597 in 2004	271,389	522,540
Deferred leasing costs, net of accumulated amortization of $130,518 in 2005 and $116,353 in 2004	81,949	96,114

Total assets	$53,177,401	$65,317,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgage notes payable	$26,395,027	$32,377,883
Lines of credit	—	2,247,613
Due to related parties	45,061	45,061
Acquired unfavorable leases, net	—	2,815,460
Unearned rental revenue	31,250	31,250
Accounts payable and accrued expenses	580,567	851,859

	27,051905	38,369,126
Minority interests in consolidated subsidiaries	32,072	30,972

Total liabilities and minority interests	27,083,977	38,400,098

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized 40,000,000 shares
Class A shares – 5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares – 5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,106,429
Deferred compensation plan	747,930	299,172
Accumulated distributions in excess of net income	(6,764,283)	(5,491,083)

Total shareholders’ equity	26,093,424	26,917,866

Total liabilities and shareholders’ equity	$53,177,401	$65,317,964

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	December 31,
	2005	2004	2003
Revenues
Rental revenues	$5,760,642	$5,369,454	$5,366,660
Real estate tax reimbursements	715,263	673,813	633,276
Equity in income of unconsolidated subsidiaries and undivided interests	1,162,243	1,184,828	814,695
Gain on sale of investment in unconsolidated subsidiary	400,000	—	—
Interest income	64,420	144,911	58,666
Miscellaneous income	150,000	145	52,170

Total revenues	8,252,568	7,373,151	6,925,467

Expenses
Interest expense	2,012,244	1,946,386	2,089,472
Depreciation and amortization	1,074,406	1,062,279	949,793
Management fees – affiliate	684,702	693,132	607,146
Real estate taxes	722,003	691,564	670,226
Property operating expenses	306,445	341,176	440,500
General and administrative expenses	113,813	178,693	132,460
Stock based compensation	448,758	299,172	—
Professional expenses	519,121	496,902	137,661
Other expenses	26,648	23,924	99,787
Loss on interest rate cap, net	4,103	41,624	47,287
State and local taxes	35,307	26,739	21,486

Total expenses	5,947,550	5,801,591	5,195,818

Income from continuing operations before minority interests	2,305,018	1,571,560	1,729,649
Minority interests in earnings of subsidiaries	224,611	222,350	267,902

Income from continuing operations	2,080,407	1,349,210	1,461,747
(Loss) income from discontinued operations	(136,530)	319,549	225,435

Net income allocable to Class A and Class B common shareholders	$1,943,877	$1,668,759	$1,687,182

Basic:
Net income per share from continuing operations	$0.62	$0.40	$0.58
Net (loss) income per share from discontinued operations	(0.04)	0.10	0.09

Net income per share	$0.58	$0.50	$0.67

Diluted:
Net income per share from continuing operations	$0.53	$0.34	$0.57
Net (loss) income per share from discontinued operations	(0.04)	0.08	0.09

Net income per share	$0.49	$0.42	$0.66

Shares:
Weighted average shares outstanding – basic	3,348,000	3,348,000	2,518,000
Weighted average shares outstanding – diluted	3,954,000	3,954,000	2,551,000

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

	Class A Common Shares	Class B Common Shares	Additional Paid-In Capital	Deferred Compensation Plan	Accumulated Distributions In Excess of Net Income	Total Shareholders’ Equity
Balance, January 1, 2003	$2,164	$—	$19,377,113	$—	$(3,913,843)	$15,465,434
Sale of common stock	1,019	166	14,064,020	—	—	14,065,205
Offering costs	—	—	(1,300,911)	—	—	(1,300,911)
Retirements	(1)	—	(8,999)	—	—	(9,000)
Net income	—	—	—	—	1,687,182	1,687,182
Dividends paid	—	—	—	—	(1,839,617)	(1,839,617)

Balance, December 31, 2003	3,182	166	32,131,223	—	(4,066,278)	28,068,293
Offering costs	—	—	(24,794)	—	—	(24,794)
Amortization of stock based compensation	—	—	—	299,172	—	299,172
Net income	—	—	—	—	1,668,759	1,668,759
Dividends	—	—	—	—	(3,093,564)	(3,093,564)

Balance, December 31, 2004	3,182	166	32,106,429	299,172	(5,491,083)	26,917,866
Amortization of stock based compensation	—	—	—	448,758	—	448,758
Net income	—	—	—	—	1,943,877	1,943,877
Dividends	—	—	—	—	(3,217,077)	(3,217,077)

Balance, December 31, 2005	$3,182	$166	$32,106,429	$747,930	$(6,764,283)	$26,093,424

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$1,943,877	$1,668,759	$1,687,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,100,835	1,246,354	1,008,328
Write off of financing costs	141,376	—	—
Amortization of stock based compensation	448,758	299,172	—
Amortization of acquired unfavorable lease	(139,772)	(181,335)	—
Minority interest in earnings of subsidiaries	224,611	222,350	267,902
Impairment charge on disposed property	287,259	52,521	—
Write off TMD minority interest	26,648	23,924	99,787
Gain on sale of investment in unconsolidated subsidiary	(400,000)	—	—
Loss on interest rate cap	16,364	69,866	47,287
Equity in income of unconsolidated subsidiaries and undivided interests	(1,162,243)	(1,184,828)	(814,695)
(Increase) decrease in assets:
Rent receivable	41,779	9,849	(8,137)
Deferred rent receivable	(68,539)	(101,628)	(37,560)
Prepaid expenses and other assets	1,451	6,669	(8,349)
Increase (decrease) in liabilities:
Due to related parties, net	—	(43,469)	43,470
Accounts payable and accrued expenses	(271,292)	9,462	157,950
Unearned rental revenue	—	31,250	(72,336)

Net cash provided by operating activities	2,191,112	2,128,916	2,370,829

Cash Flows From Investing Activities:
Payments for tenant improvements	—	(146,971)	—
Proceeds from the sale of unconsolidated subsidiary	400,000	—	—
Net proceeds from sale of property	7,362,720	2,310,027	—
Due to related party, net	—	(209,675)	82,602
Acquisition of properties	—	(7,527,285)	(6,936,939)
Investments in unconsolidated subsidiaries and undivided interests	—	(753,655)	(3,072,234)
Distributions from unconsolidated subsidiaries and undivided interests	1,266,449	1,530,778	3,361,549
Deconsolidation of Rochelle Park cash	—	—	(90,159)
Increase in notes receivable	—	(650,000)	(795,000)
Payoff of notes receivable	800,000	645,000	—
Principal payments on notes receivable-tenants	46,685	42,052	37,877

Net cash provided by (used in) investing activities	9,875,854	(4,759,729)	(7,412,304)

Cash Flows From Financing Activities:
Mortgage notes principal amortization	(765,144)	(700,994)	(608,802)
Payoff of principal on mortgage note	(5,217,712)	—	—
Borrowings under mortgage notes payable	—	5,300,000	—
Lines of credit, net	(2,247,613)	497,613	(4,288,090)
Purchase of interest rate cap	—	(56,500)	(99,800)
Due from escrow agent	—	—	1,307,470
Deferred financing and other fees	—	(264,222)	(81,919)
Distributions to minority interest owners	(250,159)	(250,159)	(250,159)
Sale of common stock - Class A	—	—	12,211,050
Sale of common stock - Class B	—	—	1,218,178
Stock retirements	—	—	(9,000)
Offering costs paid - Class A	—	(5,310)	(1,098,609)
Offering costs paid - Class B	—	—	(129,882)
Class A and B Dividends paid	(3,217,077)	(2,975,487)	(1,839,617)

Net cash (used in) provided be financing activities	(11,697,705)	1,544,941	6,330,820

Change in cash and cash equivalents	369,261	(1,085,872)	1,289,345
Cash and cash equivalents, beginning of year	860,299	1,946,171	656,826

Cash and cash equivalents, end of year	$1,229,560	$860,299	$1,946,171

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$2,208,793	$2,160,465	$2,128,866

Non-Cash Financing Activities:
Conversion of note payable to Class B common stock	$—	$—	$500,000

Conversion of placement deposit to Class B common stock	$—	$—	$63,557

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

1.	GENERAL

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

Through December 31, 2005 ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $ 30,545,106 to ACRT. In addition, ACRT has raised $1,781,735 of gross proceeds representing 166,397 Class B shares from one investor, which, net of offering costs, has yielded $1,564,671 to ACRT.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 21 properties and a limited partnership interest in an entity that owns a property.

On June 30, 2005 the Agreement became subject to termination. On November 30, 2005 ACRT entered into a Termination and Release Agreement with the Purchaser. The Termination and Release Agreement called for the payment of $150,000 to ACRT from the deposit escrow and an additional payment to ACRT of $37,450 as reimbursement of survey and other costs related to the Agreement. In exchange ACRT released the Purchaser from any further obligations under the Agreement.

In addition to the above, during 2005 ACRT pursuant to various rights of first refusal and purchase options entered into various contracts to sell investments not included in the above Agreement. The purchasers of these investments include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The investments included in these various contracts are:

Fort Washington, PA (partnership interest)	New York, NY (partnership interest)
Paramus, NJ (partnership interest)

ACRT anticipates that the sale of these investments will close in the first half of 2006. Based on the current sales prices, ACRT anticipates that the above three investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

On August 10, 2005, ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble (see Note 4).

On February 8, 2006 the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s Common stockholders, by two-thirds vote. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

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

During the year ended December 31, 2005, ACRT sold one property located in Philadelphia, Pennsylvania, previously designated as to be disposed and for which an impairment charge of $287,259 was recorded, which included a disposition fee of $116,016. This property was sold on August 10, 2005 for aggregate net proceeds of $7,362,720 which resulted in no gain or loss for financial reporting purposes.

The following presents the operating results for the properties sold for the applicable periods:

	Years Ended December 31,
	2005	2004	2003
Revenues	$745,587	$1,006,895	$366,932
Net (Loss) Income	(136,530)	319,549	225,435

f.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

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

k.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

l.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Total weighted average Class A common shares	3,182	3,182	2,392
Total weighted average Class B common shares	166	166	126

Weighted average number of common shares used in calculation of basic earnings per share	3,348	3,348	2,518

Shares issuable on exercise of warrants	104	104	33

Shares issuable upon exercise of stock options (15% of outstanding common shares)	502	502	—

Weighted average number of common shares used in calculation of diluted earnings per share	3,954	3,954	2,551

m.	Recent Accounting Pronouncements – On December 24, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. An enterprise’s obligation to absorb a majority of the economic risks of a variable interest entity (“VIE”), measured as its expected losses, or, if no party has an obligation to absorb a majority of the VIE’s economic risks to receive a majority of the VIE’s economic rewards, measured as its expected residual returns, requires the entity to consolidate the VIE. The enterprise that consolidates the VIE is termed the primary beneficiary in FIN 46R. ACRT adopted the requirements of FIN 46R related to certain of its investments as of March 31, 2004. FIN 46R did not have any impact on ACRT’s consolidated financial position or results of operations.

In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock-Based Compensation.” The statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement is effective as of the beginning of the first quarter of 2006. The adoption of this pronouncement is not expected to have a material effect on ACRT’s consolidated financial position or results of operations.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations-an Interpretation of SFAS Statement No. 143” (FIN 47). FIN 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN 47 is effective for fiscal years ending after December 15, 2005. ACRT adopted FIN 47 on December 31, 2005. The adoption did not have any impact on ACRT’s consolidated financial statements.

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

In June 2005, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-05 is not expected to have a material impact on ACRT’s consolidated financial position or results of operations.

In 2005, the EITF released Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”), which clarifies the period over which leasehold improvements should be amortized. EITF 05-6 requires all leasehold improvements to be amortized over the shorter of the useful life of the assets, or the applicable lease term, as defined. The applicable lease term is determined on the date the leasehold improvements are acquired and includes renewal periods for which exercise is reasonably assured. EITF 05-6 was effective for leasehold improvements acquired in reporting periods beginning after June 29, 2005. The impact of the adoption of EITF 05-6 did not have a material impact on ACRT’s consolidated financial position or results of operations.

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

Accordingly, ACRT recognizes compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the years ended December 31, 2005 and 2004, ACRT recognized stock based compensation expense totaling $448,758 and $299,172, respectively.

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

p.	Industry Segments – ACRT operates in one industry segment, investments in credit lease properties.

q.	Environmental Matters - Based upon management’s ongoing review of its properties, management is not aware of any environmental conditions with respect to any of ACRT’s properties, which would be reasonably likely to have a material adverse effect on ACRT or would require accrual or disclosure in accordance with FIN47. There can be no assurance, however, that the discovery of environmental conditions which were previously unknown, changes in law, the conduct of tenants or activities relating to properties in the vicinity of ACRT’s properties, will not expose ACRT to material liability in the future. Changes in law increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of ACRT’s tenants, which would adversely affect ACRT’s consolidated financial condition and results of operations.

3.	OFFERING COSTS

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

As of December 31, 2005 and 2004, no stock warrants have been exercised.

4.	PROPERTIES AND PROPERTY INVESTMENTS

On June 29, 1994, ACRT paid $2,650,000 plus acquisition fees and other expenses to purchase a 30,000-square-foot office building at 3400 Prescott Road, Memphis, Tennessee leased to Federal Express Corp. On April 30, 2004, ACRT sold this property for approximately $2,325,000.

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

On December 31, 1996, ACRT, through a wholly owned subsidiary, acquired a 70% interest in Rebox Development, LLC (“Rebox”) for $891,695 cash plus the assumption of its pro rata portion of the existing debt, plus acquisition fees and other expenses. Rebox was a previously existing entity, which owns a 68,037-square-foot retail facility in Wichita, Kansas leased to OfficeMax, Inc. and Circuit City, Inc.

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

On December 24, 2002, ACRT acquired a 50% limited partnership interest in Fort Washington Fitness, LP (Note 6).

On March 7, 2003, ACRT acquired a 20% limited partnership interest in Levittown ARC, LP (Note 7).

On May 21, 2003 ACRT acquired a 40% undivided interest in a 154,768-square-foot retail property in Paramus, NJ (Note 9).

On October 3, 2003 ACRT entered into an operating agreement through Willow Grove ACRT, LLC with Willow Grove, LLC (Note 10).

On December 31, 2003, ACRT paid $6,900,000 plus acquisition fees and other expenses to purchase a 41,041-square-foot retail building located on Route 309 in Montgomeryville, Pennsylvania leased to A.C. Moore and Thomasville Furniture. ACRT allocated $270,803 of the purchase price to intangibles, which are included in prepaid expenses and other assets on the accompanying consolidated balance sheets. The estimated amortization of the intangibles for the next five years is $27,000.

On March 4, 2004, ACRT paid $7,067,000 plus acquisition fees and other expenses to purchase a 22,743 square foot retail condominium in a building located on Rittenhouse Square between 18th and 17th Street in Philadelphia, Pennsylvania leased to Barnes & Noble, Inc. An option to purchase the property from the third party owner was originally held by an affiliate of the Chairman and President of ACRT. The purchase price included $1,000,000, which was paid to that affiliate by ACRT in connection with the assignment of the option to ACRT. ACRT recorded a $2,996,994 acquired unfavorable lease liability on this property in connection with the acquisition.

On March 31, 2004, ACRT acquired an 11.2% limited partnership interest in ARC International Fund II, LP (“ARC International”). An affiliate of the Chairman and President of ACRT is the general partner of ARC International (Note 11).

On April 30, 2004, ACRT sold the Memphis, Tennessee property leased to Federal Express for $2,325,000 resulting in net proceeds to ACRT of approximately $2,310,000 after costs and expenses, which resulted in no gain or loss for financial reporting purposes.

On January 3, 2005, an affiliate of the Advisor exercised its right to purchase ACRT’s property located in Philadelphia, PA leased to Barnes and Noble, for approximately $7.7 million. ACRT has recorded an impairment charge of $287,259 in connection with the transaction in 2005. On August 10, 2005, ACRT sold the property for $7,734,375 resulting in net proceeds to ACRT of $7,362,720 after costs and expenses, which resulted in no gain or loss for financial reporting purposes.

On February 15, 2005, the Willow Grove outstanding loan balance of $800,000 plus all outstanding and accrued interest was repaid, and as a result, ACRT’s investment in Willow Grove was zero. Additionally, ACRT sold its member interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for net proceeds and a gain of $400,000.

The following pro forma operating information for the years ended December 31, 2005 and 2004 has been prepared as if all ACRT acquisitions and dispositions in 2005 and 2004 had been consummated as of January 1, 2004. The information does not purport to be indicative of what the operating results of ACRT would have been had the acquisitions and dispositions been consummated on January 1, 2004. Proforma results are as follows:

	2005	2004
	(dollars in thousands, except for per share data)
Revenues	$7,832	$7,348
Net Income	1,660	1,327
Net Income per share-basic	.50	.40
-diluted	.42	.34

5.	INVESTMENT IN TRIANGLE PLAZA II

On June 9, 1998, ACRT, through a wholly owned subsidiary, acquired a 40% interest in Triangle Plaza II, LLC (“Triangle”), for an initial equity investment of $4,473,900 at completion. Triangle owns a 139,294-square-foot retail complex in College Point (Queens), New York City, which was completed in July 1999. The complex is leased to Toys R Us—Delaware Inc. (for use as a Toys R Us and Kids R Us facility) and National Amusements, Inc. In March 2000, Triangle purchased the land under the property for approximately $10,200,000. The land was previously subject to a ground lease.

ACRT’s investment in Triangle Plaza II includes costs capitalized by ACRT in the amount of $901,829. This amount, which includes the acquisition fee of $572,520 paid to an affiliate of ACRT and capitalized interest totaling $308,830, is not reflected in the underlying equity of Triangle and is being amortized over the estimated useful life of the underlying real estate asset, which is 39 years. Amortization expense in the amount of $23,124 has been recorded in each of 2005, 2004 and 2003 and charged against ACRT’s equity in income of unconsolidated subsidiaries and undivided interests. ACRT earns a 12% preferred return on its investment in Triangle in the form of distributions and, after a similar preferred return to the other member, receives 40% of distributable cash flow attributable to base rent and recoveries and 20% of all percentage rents. ACRT received distributions of $470,838 (2005), $598,964 (2004) and $464,256 (2003) from cash flows attributable to base rent and recoveries, ACRT also received $ 57,823 (2005), $83,647 (2004) and $ 99,464 (2003) in percentage rent distributions.

In September 2000, Triangle refinanced the property. The refinancing produced excess distributable capital proceeds of $1,433,409, of which $1,427,156 was distributed to ACRT in 2000, thereby reducing ACRT’s contributed capital to $3,046,744.

In March 2005, ACRT brought suit against its joint venture partner regarding the exercise of a right of first refusal on the purchase of ACRT’s interest in the property (see Note 22).

The following is the summary balance sheet information of Triangle Plaza II, LLC as of September 30, 2005 (unaudited) and December 31, 2004. The September 30, 2005 data is the most recent available:

	Sept. 2005	Dec. 2004
Total Assets	$29,308,041	$29,945,219
Total Liabilities	25,811,210	26,021,652

ACRT’s Investment	3,683,237	3,735,509

The following is the summary income statement information of Triangle Plaza II, LLC for the nine months ended September 30, 2005 (unaudited) and the years ended December 31, 2004 and 2003. The September 30, 2005 data is the most recent available.

	Sept. 2005	Dec .2004	Dec. 2003
Rental Revenue	$4,335,260	$4,866,633	$4,689,591
Interest and Other income	5,594	2,478	3,908
Operating Expenses	1,016,131	1,207,706	948,740
Interest Expense	1,890,004	1,918,285	1,934,115
Depreciation and Amortization	710,885	710,885	710,885
Net Income	723,834	1,032,235	1,099,759

ACRT’s Equity in Earnings	476,389	497,605	532,118

6.	INVESTMENT IN FORT WASHINGTON

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

ACRT’s investment in Fort Washington includes an acquisition fee of $105,000 paid to an affiliate of ACRT, which is not reflected in the underlying equity of Fort Washington. This amount is being amortized over the estimated useful life of the underlying real estate asset.

ACRT earns a 12% preferred return on its investment in Fort Washington from the date of investment in the form of distributions and, after a similar preferred return to the other partners, will receive 50% of the remaining distributable cash flow. ACRT received distributions of $120,000 and $277,053 in 2005 and 2004, respectively. The distributions received in 2004 included $120,000 in preferred returns for the period January 1, 2003 through December 31, 2003.

The following is the summary balance sheet information of Fort Washington as of December 31, 2005 and 2004:

	2005	2004
Total Assets	$6,397,442	$6,359,841
Total Liabilities	4,932,413	5,041,678

ACRT’s Investment	991,349	980,608

The following is the summary income statement information of Fort Washington for the years ended December 31, 2005 and 2004. Due to the rent commencement date of January 2, 2004, there was no income statement activity for 2003.

	2005	2004	2003
Rental Revenue	$741,600	$743,654	—
Operating Expenses	23,420	29,177	—
Interest Expense	333,038	288,866	—
Depreciation and Amortization	118,276	109,522	—
Net Income	266,866	316,089	—

ACRT’s Equity in Earnings (Loss)	130,741	155,353	(2,692)

7.	INVESTMENT IN LEVITTOWN

On March 7, 2003, ACRT acquired a 20% limited partnership interest in Levittown ARC, LP (“Levittown”) for $200,000 plus the assumption of its pro rata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to Levittown. Levittown owns a property located in Levittown, Pennsylvania, which is currently leased to Giant Food, Inc.

ACRT’s investment in Levittown includes an acquisition fee of $17,408 paid to an affiliate of ACRT, which is not reflected in the underlying equity of Levittown. This amount is being amortized over the estimated useful life of the underlying real estate asset, which is 39 years.

ACRT will earn a 9% preferred return on its investment in Levittown in the form of distributions and, after a similar preferred return to the other limited partners, all distributions in excess of 9% are allocated 50% to the limited partners and 50% to Levittown ARC Residual Partners, of which ACRT owns 63%. ACRT has received $18,000 in distributions for the years ended December 31, 2005 and 2004 and $10,200 for the year ended December 31, 2003.

The following is the summary balance sheet information of Levittown ARC, LP as of December 31, 2005 and 2004:

	2005	2004
Total Assets	$3,230,738	$3,359,619
Total Liabilities	2,530,074	2,561,051

ACRT’s Investment	160,197	180,673

The following is the summary income statement information of Levittown ARC, LP for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Rental Revenue	$332,028	$332,028	$274,552
Operating Expenses	23,191	20,174	19,170
Interest Expense	182,370	200,864	159,836
Depreciation and Amortization	136,619	136,619	108,157
Net Income	(10,152)	(25,629)	(13,151)

ACRT’s Equity in Earnings (Loss)	(2,477)	(5,571)	(2,965)

8.	INVESTMENT IN ROCHELLE PARK PROPERTY

On April 1, 2003, ACRT converted its 51% limited partnership interest in Rochelle Park Investors LP into a 51% undivided interest in the property held by Rochelle ACRT 1, LLC and Rochelle ACRT 2, LLC, both wholly owned subsidiaries of ACRT. This conversion resulted in the deconsolidation of Rochelle Park Investors LP in the consolidated financial statements of ACRT. This transaction represented a non-cash transaction for the purposes of the consolidated statements of cash flows in 2003. ACRT’s undivided interest is reflected on the consolidated financial statements under the equity method of accounting.

On April 1, 2003, the property was refinanced. The refinancing produced excess distributable capital proceeds of approximately $2,200,000, which were distributed to ACRT. ACRT has received distributions of $318,999, $365,000 and $342,629 for the years ended December 31, 2005, 2004 and 2003, respectively.

The following is the combined summary balance sheet information of Rochelle ACRT 1 and 2’s 51% undivided interests as of December 31, 2005 and 2004:

	2005	2004
Total Assets	$5,689,142	$5,505,782
Total Liabilities	5,591,252	5,701,177

ACRT’s Investment	(561,090)	(535,378)

The following is the combined summary income statement information of Rochelle ACRT 1 and 2’s 51% undivided interests for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Rental Revenue	$1,158,769	$1,158,010	$863,411
(Gain) Loss on Interest Rate Cap	(51,057)	15,209	—
Operating Expense	444,986	422,894	344,333
Interest Expense	311,230	256,441	192,847
Depreciation and Amortization	160,323	160,323	148,004
Net Income	293,287	303,143	178,227

9.	INVESTMENT IN PARAMUS PROPERTY

On May 21, 2003, ACRT acquired, through Paramus ACRT, LLC (a wholly owned subsidiary), a 40% undivided interest in a 154,768 square foot retail and warehouse property located in Paramus, New Jersey for $2,400,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. The property is leased to Baby’s R Us, Levitz Furniture and Wade Odell Wade Padded Van Services. ACRT has received distributions of $218,689(2005), $240,786 (2004) and $245,000 (2003).

The following is the summary balance sheet information of Paramus ACRT’s 40% undivided interest as of December 31, 2005 and 2004:

	2005	2004
Total Assets	$8,164,397	$8,231,980
Total Liabilities	5,765,331	5,828,279

ACRT’s Investment	2,659,051	2,670,998

The following is the summary income statement information of Paramus ACRT’s 40% undivided interest for the years ended December 31, 2005, 2004 and 2003:

	2005	2004	2003
Rental Revenue	$978,782	$963,524	$583,559
Operating Expense	146,717	140,474	89,508
Interest Expense	438,516	444,292	272,764
Depreciation and Amortization	180,408	180,408	107,547
Net Income	213,141	198,350	113,740

ACRT’s Equity in Earnings	206,742	191,951	110,007

10.	INVESTMENT IN WILLOW GROVE

On October 3, 2003, ACRT, through Willow Grove ACRT, LLC (“Willow Grove ACRT”), a wholly owned subsidiary of ACRT, entered into an operating agreement with Willow Grove, LLC. Willow Grove ACRT has a 25% member interest in Willow Grove, LLC. Additionally, Willow Grove ACRT was to fund up to a maximum of $550,000 in the form of a loan (the “Willow Grove Loan”), to Willow Grove, LLC at an interest rate of 12% per annum payable monthly. The purpose of the Willow Grove Loan was to fund pre-construction costs in connection with the development of 12 acres of land located in Willow Grove, Pennsylvania. The Willow Grove Loan was secured by a second mortgage on 42 acres of land held by an affiliate of the managing member of Willow Grove, LLC.

On October 5, 2004, the operating agreement with Willow Grove, LLC was amended to increase the maximum loan amount to $650,000. On October 21, 2004, the operating agreement with Willow Grove, LLC was further amended to increase the maximum loan amount to $800,000. All other terms and conditions set forth in the original agreement remain unchanged.

As of December 31, 2004, Willow Grove ACRT had made loans totaling $800,000 respectively, under this agreement. This amount was included in notes receivable on the accompanying consolidated balance sheet in 2004. Willow Grove ACRT has received interest payments of $20,571 (2005), $39,729 (2004) and $2,221 (2003).

On January 20, 2005, the board of directors agreed to amend the Willow Grove agreement to accept repayment of the outstanding loan balance of $800,000 plus all outstanding and accrued interest within ninety days in lieu of waiting the remaining fifteen months outstanding, as stated in the original agreement. After repayment of the loan balance, ACRT’s investment in Willow Grove was zero. Additionally, ACRT agreed to sell its membership interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for $400,000 which resulted in a gain of $400,000 for financial reporting purposes. This transaction was completed on February 15, 2005.

11.	INVESTMENT IN ARC INTERNATIONAL FUND II, LP

On March 31, 2004, ACRT acquired an 11.2% limited partnership interest in ARC International for $691,000 plus the assumption of its prorata share of the debt and acquisition fees. ACRT does not have any additional funding obligations to ARC International. ARC International owns a property located in Woodcliff Lake, New Jersey, which is leased to Great Atlantic and Pacific Tea Co.

ACRT’s investment in ARC International includes an acquisition fee of $62,655 paid to an affiliate of ACRT, which is not reflected in the underlying equity of ARC International. This amount is being amortized over the estimated useful life of the underlying real estate asset, which is 39 years.

ACRT earns a 9.0% return on its investment in ARC International in the form of distributions. ACRT has received $62,100 and $30,975 in distributions for the years ended December 31, 2005 and 2004, respectively.

The following is the summary balance sheet information of ARC International as of December 31, 2005 and 2004:

	2005	2004
Total Assets	$20,011,100	$20,129,842
Total Liabilities	12,143,461	12,368,644

ACRT’s Investment	760,487	765,027

The following is the summary income statement information of ARC International for the year ended December 31, 2005 and 2004:

	2005	2004
Rental Revenue	$1,794,213	$1,794,213
Interest and Other Income	2,657	920
Operating Expenses	150,245	93,336
Interest Expense	851,519	869,346
Depreciation and Amortization	314,747	314,747
Net Income	480,359	517,704

ACRT’s Equity in Earnings	57,561	42,347

12.	NOTES RECEIVABLE

On December 31, 2003, Montgomeryville 309 Associates, LP (“Montgomeryville 309”), a wholly owned subsidiary of ACRT, in connection with its purchase of the property located in Montgomeryville, Pennsylvania entered into a note agreement with Integral Development Associates (“Integral”), the seller of the property. Under the terms of the note agreement, Montgomeryville 309 loaned Integral $645,000 at an interest rate of 12% per annum, which is secured by certain other property owned by Integral. The loan was to mature on January 1, 2006 and interest was payable monthly starting July 1, 2004 (which included all accrued but unpaid interest through June 30, 2004). On September 24, 2004 the principal on the note of $645,000, together with all outstanding interest, was repaid by Integral. For the year ended December 31, 2004, $56,619 in interest was earned by ACRT under this note.

Additionally, ACRT has a note receivable from a tenant totaling $322,923 and $369,608 at December 31, 2005 and 2004, respectively. The note bears interest at 10.5% and principal and interest payable are due monthly. Future minimum principal payments due to ACRT are $51,831, $57,544, $63,884, $70,924 and $78,740 for the years ending December 31, 2006, 2007, 2008, 2009 and 2010.

13.	CLASS B COMMON STOCK

On October 25, 2000, ACRT entered into a placement agreement with Working Capital Invest, N.V. (the “Placement Agreement”) whereby ACRT would offer an affiliate of Working Capital Invest, N.V. the right to purchase ACRT’s Class B common stock. On March 16, 2001, ACRT modified the Placement Agreement such that ACRT shall offer, pursuant to an offshore, private placement offering, the right to purchase up to 941,176 Class B shares of common stock at a price of $10.625 per share ($10,000,000) to WCI Working Capital Investitions und Beteiligungs, KG, an affiliate of Working Capital Invest, N.V. This offering, by its terms, was due to expire on December 31, 2002, but was extended on a month to month basis. As of December 31, 2003, 156,382 shares have been sold at a price of $10.625 per share and 10,015 shares have been sold at a price of $12.00 per share under the Placement Agreement.

In connection with the offering, ACRT received a $100,000 good faith deposit from Working Capital Invest, N.V. in 2000, which was reduced to $76,265 in March 2001. This amount was further reduced to $63,557 in May and December 2002. On April 25, 2003, this deposit was used to purchase 5,982 Class B shares by Working Capital Invest, N.V.

In 2004, ACRT approved dividends to the holders of Class B common stock for the year ending 2003. The dividends, totaling $118,077, were accrued but not paid as of December 31, 2004. These dividends were paid on April 25, 2005.

In 2005, ACRT approved dividends to the holders of Class B common stock for the year ending 2004 totaling $162,769. These dividends were paid on April 25, 2005.

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

For the years ended December 31, 2005, 2004, and 2003, ACRT incurred the following fees and reimbursements payable to the Advisor:

Acquisition Fee – ACRT did not incur any acquisition fees in 2005. On March 4 and March 31, 2004, ACRT incurred acquisition fees in the amounts of $212,000 and $62,655 in connection with the purchase of the Philadelphia, Pennsylvania property and the investment in ARC International, respectively. On March 7, May 21, and December 31, 2003, ACRT incurred acquisition fees of $17,408, $249,571 and $209,675 in connection with the investments in Levittown, Paramus and Montgomeryville, respectively. Acquisition fees are equal to 3% of the purchase price of the investment. There were no unpaid acquisition fees at December 31, 2005.

Financing Fee – ACRT did not incur any financing fees in 2005. On March 4, and June 18, 2004 ACRT incurred financing fees of $26,500 and $27,500 in connection with the purchase of the Philadelphia, Pennsylvania property and the placement of a line of credit on the Montgomeryville property, respectively. The financing fee is generally equal to .5% of the principal amount financed. There were no unpaid finance fees at December 31, 2005.

Asset Management Fees - Asset management fees of $684,702, $693,132 and $607,146 for the years ended December 31, 2005, 2004 and 2003, respectively, were incurred and payable to the Advisor. The annual asset management fee is equal to 1% of the first $36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). For assets in excess of the first $36,049,000, the asset management fee is equal to 0.5% of ACRT’s average invested assets, as defined. Pursuant to the Advisory Agreement, beginning in 1999, average invested assets were subject to periodic valuation performed by a third party (as defined in the Advisory Agreement). It was agreed by the Advisor, that the 2005 or 2004 valuation, which would have resulted in an increase in asset management fees, would not be used to calculate the asset management fees. Accordingly, asset management fees were calculated using the 2003 valuation in both years.

Unpaid asset management fees, included in due to related parties on the consolidated balance sheets, were $45,061 at December 31, 2005 and 2004.

Disposition Fee - On August 10, 2005 ACRT incurred a disposition fee in the amount of $116,015 on the sale of the Philadelphia, Pennsylvnia property leased to Barnes and Noble. There were no disposition fees incurred for the years ended December 31, 2004 and 2003. The disposition fee is generally equal to 3% of the contract sales price.

Stock Ownership - As of December 31, 2005 and 2004, principals of the Advisor owned 44,760 shares of Class A Common Stock, which represents approximately 1.4% of the outstanding shares of Class A Common Stock of ACRT. The total amounts purchased, net of commissions, were $414,030.

Miscellaneous - ACRT agreed to reimburse the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. The reimbursements were discontinued in May 2005. These reimbursements totaled $6,250 for the year ended December 31, 2005 and $15,000 for the years ended December 31, 2004 and 2003 and are included in professional expenses on the accompanying consolidated statements of income.

15.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of December 31, 2005 are as follows:

2006	$5,468,149
2007	5,493,356
2008	5,360,035
2009	5,264,818
2010	4,800,943
Thereafter	18,178,659

$44,565,960

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the years ended December 31, 2005, 2004 and 2003 the following tenants accounted for greater than 10% of rental revenues:

	2005	2004	2003
Sports Authority	14.1%	13.4%	14.5%
Bed, Bath and Beyond	11.3	11.5	12.9
Barnes and Noble	—	10.9	—
CaroMont Medical	10.1	10.3	11.1
A.C. Moore	10.0	—	—

16.	MORTGAGES PAYABLE

ACRT has fixed rate mortgages totaling $18,179,843 and $18,717,178 at December 31, 2005 and 2004, respectively. These mortgages are secured by the respective properties with a total net book value of $21,358,469 and $21,824,655 at December 31, 2005 and 2004, respectively.

The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

ACRT has variable rate mortgages totaling $8,215,184 and $13,660,705 at December 31, 2005 and 2004, respectively. The mortgages carry variable interest rates of 206 and 225 basis points over LIBOR (4.08% at December 31, 2005). The variable rate mortgages are secured by two properties with a combined net book value of $9,171,429 at December 31, 2005 and three properties with a combined net book value of $19,527,811 at December 31, 2004. On August 10, 2005, in connection with the sale of the Philadelphia, Pennsylvania property leased to Barnes and Noble, ACRT repaid the related mortgage totaling $5,217,712.

At December 31, 2005, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2006	$632,761	$8,227,954	$8,860,715
2007	715,552	$3,820,638	4,536,190
2008	576,742	—	576,742
2009	466,190	3,734,983	4,201,173
2010	479,848	—	479,848
Thereafter	3,925,313	3,815,046	7,740,359

	$6,796,406	$19,598,621	$26,395,027

17.	DERIVATIVE INSTRUMENTS

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 16), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $ 6,786 and $10,889, as of December 31, 2005 and 2004, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of $4,103 and $41,624 has been recorded as a loss, and included in loss on interest rate cap, net, on the accompanying consolidated statements of income for the years ended December 31, 2005 and 2004, respectively .

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 (Note 16) ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap is coterminous with the mortgage loan. The cap, which terminates on March 1, 2007, is for a notional amount of $2,650,000. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. As of December 31, 2004, the carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $28,258 based on information supplied by the counter party to the cap contract and the change in the fair value of the interest rate cap of $28,242 has been recorded as a loss, and is included in income from discontinued operations on the accompanying consolidated statement of income for the year ended December 31, 2004. The impact of the interest rate swap was not material to the consolidated financial statements. In connection with the sale of the Philadelphia, Pennsylvania property on August 10, 2005 (Note 4) the asset related to the interest rate cap was written off.

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

On April 1, 2003, ACRT renewed and converted the above mentioned credit facility agreements into a single credit facility. The new credit facility agreement totaled $5,500,000 and replaced the previous credit facility agreements, which had total amounts available of $6,500,000. Interest is payable at LIBOR plus 2% on the new credit facility and ACRT is also required to pay a commitment fee equal to 0.5% per annum on the unused portion of the commitment. The new facility is for a period of three years and amounts available are reduced by $125,000 per quarter from its inception.

On April 30, 2004, with the sale of the Memphis, Tennessee property leased to Federal Express, the credit facility was reduced by $1,652,387 which represented the collateral value of this property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150.

The total amount available under this facility at December 31, 2005, after quarterly amortization and the sale of the Memphis property, is $2,842,717 and none of the facility was outstanding at December 31, 2005.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures on June 16, 2009. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at December 31, 2005 was $5,400,000.

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

Options granted under the Plan may be subject to various restrictions on exercise including vesting provisions and a requirement that the Class A common shares be listed on a national exchange or quoted on NASDAQ and/or the requirement that the options when exercised will not constitute an amount greater than a specified percentage of ACRT’s issued and outstanding stock. On January 21, 1998, ACRT, pursuant to the Plan previously approved by the shareholders, granted 25,000 nonqualified stock options to purchase Class A common stock to the five non-employee directors and 650,000 nonqualified stock options to purchase Class A common stock to the advisor at an exercise price of $8.50. In January 2000 and October 2003, ACRT granted each of its three additional non-employee directors an option under the Option Plan to purchase 5,000 shares of Class A common stock at an exercise price of $8.50. Each of these will vest as to 25% of such option for each full year that the non-employee Director has previously served and continues to serve as a Director of ACRT. In 1998 and 2003, three non-employee directors holding a total of 15,000 stock options retired with their stock options unexercised. These stock options were retired and are available to be re-granted. The options are not exercisable unless and until both of the following requirements are met: (a) either (i) the Class A common stock is listed for trading on any national securities exchange or quoted on any tier of the NASDAQ Stock Market or (ii) the occurrence of a Change of Control of ACRT, as defined in the Plan, the sale of all or substantially all of ACRT’s assets or adoption of a plan of liquidation by ACRT and (b) immediately prior to such exercise the number of shares of Class A common stock issued and outstanding, as a result of the exercise of the options granted under the plan, shall not exceed fifteen percent of the issued and outstanding shares of Class A common stock. At December 31, 2005, no stock options under the Plan have been exercised, all but 2,500 of the stock options granted have been vested and 75,000 are available for grant.

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

Other Awards under the Option Plan. In addition to the incentive and non-qualified stock options available for grant under the Option Plan, the compensation committee may also award:

•	stock appreciation rights;

•	restricted stock awards;

•	phantom stock unit awards; and

•	performance share units.

There are options outstanding as of December 31, 2005, 2004 and 2003 for 675,000 shares at a weighted exercise price of $8.50.

The following are disclosures for common stock options outstanding at December 31, 2005:

Options Outstanding			Exercisable Options
Number	Exercise Price	Remaining Life (Years)	Number	Exercise Price
660,000	$8.50	2.00	660,000	$8.50
10,000	8.50	4.00	10,000	8.50
5,000	8.50	7.80	2,500	8.50

675,000	$8.50		672,500	$8.50

20.	DIVIDENDS TO SHAREHOLDERS

ACRT paid cash dividends to Class A shareholders of $3,054,308, $2,975,487 and $1,839,617 in 2005, 2004 and 2003, respectively.

	2005	2004	2003
Total dividends per share	$0.96	$0.96	$0.84
Ordinary income	67.59%	66.82%	87.93%
15% rate gain	12.43%	—	—
25% rate gain	2.67%	—	—
Percent non-taxable as return of capital	17.31%	33.18%	12.07%

	100.00%	100.00%	100.00%

21.	CREDIT EVENTS

On July 11, 2001, Sears Homelife, the tenant of the San Antonio, Texas property, ceased operations nationwide and filed for Chapter 11 bankruptcy protection. The lease on the San Antonio property was assigned to Sears Homelife in 1998, with the provision that Sears, Roebuck and Co. (in whose name the original lease was executed) would still be responsible for all obligations under the lease in the event of default by Sears Homelife. The lease expires in 2010. ACRT has taken the necessary steps to collect the rent under the guarantee and enforce this provision under the lease assignment. In November 2003, Sears, Roebuck and Co. subleased this property to BEL Furniture Co. for the remainder of the original lease term. As of December 31, 2005 all rents due were paid.

In 2003, Kids R Us announced it would cease operations. ACRT, through a lease with Toys R Us, leases 18,961 square feet to Kids R Us at its New York City property. Kids R Us closed this Kids R Us location on May 1, 2004 and subsequently subleased this property to Office Depot. As of December 31, 2005, all rents and reimbursements were current under this lease.

On October 11, 2005, Levitz Furniture one of the tenants in the Paramus, New Jersey property which is included in investments in unconsolidated subsidiaries and undivided interests on ACRT’s consolidated balance sheet, declared bankruptcy under Chapter 11 of the U.S. bankruptcy code. All rents with the exception of the October rent totaling $99,572 are current.

In 2006, OfficeMax the tenant in ACRT’s Lilburne, Georgia property and Wichita, Kansas properties announced that they are reviewing their store locations and may close various locations in 2006. The closures may include some ACRT owned locations.

22.	LEGAL MATTERS

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

23.	UNAUDITED QUARTERLY FINANCIAL DATA

	2005
	3/31/05	6/30/05	9/30/05	12/31/05
	(dollars in thousands, except per share data)
Revenues(1)	$2,311	$1,984	$1,883	$2,075
Net income allocable to common shareholders	595	516	249	584
Net income allocable to common shareholders per share:
Basic(2)	$0.18	$0.15	$0.07	$0.17

Diluted(2)	$0.15	$0.13	$0.06	$.15

	2004
	3/31/04	6/30/04	9/30/04	12/31/04
	(dollars in thousands, except per share data)
Revenues(1)	$1,552	$1,897	$2,021	$2,817
Net income allocable to common shareholders	302	720	226	421
Net income allocable to common shareholders per share:
Basic(2)	$0.09	$0.22	$0.07	$.12

Diluted(2)	$0.07	$0.19	$0.06	$.11

(1)	All periods have been adjusted to reflect the impact of properties classified as held for sale, which are reflected in discontinued operations in the consolidated statements of income.
(2)	The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

24.	SUBSEQUENT EVENTS

On January 6, 2006, the loan on the San Antonio, Texas property matured and was repaid. The repayment was made by drawing down $1,610,000 on ACRT’s existing line of credit.

On January 31, 2006, ACRT issued a quarterly cash dividend of $763,577 to Class A shareholders of record as of December 31, 2005.

On February 8, 2006 the board of directors declared Class B shareholder dividends for 2005 totaling $162,770.

REAL ESTATE AND ACCUMULATED DEPRECIATION

SCHEDULE III (000’S OMITTED)

DECEMBER 31, 2005

Gross Amount at which carried at end of year (A)

Description	Location	Encumbrances		Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Date Constructed	Useful Life Used to Compute Depreciation
Office	Norcross, GA	$—	(1)	$739	$1,157	$1,896	$280	1996	1996	40
Retail	Montgomeryville, PA	—		1,396	5,583	6,979	279	2003	2003	40
Retail	Overland Park, KS	6,631		2,762	5,200	7,962	1,216	1995	1989	40
Office – (4 Buildings)	Charlotte, NC	4,108		1,224	5,098	6,322	638	1996	1985	40
Retail	Wichita, KS	4,157		1,279	4,542	5,821	1,026	2000	1979/2000	40
Retail	Sacramento, CA	4,107		1,085	3,632	4,717	1,007	1994	1985	40
Retail	Marietta, GA	—	(1)	506	861	1,367	188	1997	1996	40
Retail	San Antonio, TX	1,608		906	2,017	2,923	506	1995	1995	40
Retail	Lilburn, GA	4,145		1,944	4,267	6,211	885	1997	1996	40
Industrial	Plymouth, IN	1,639		304	3,079	3,383	776	1995	1994	40
Retail	Memphis, TN	—	(1)	267	1,217	1,484	350	1994	1993	40

		$26,395		$12,412	$36,653	$49,065	$7,151

(A)	The initial costs include the purchase price paid by ACRT and acquisition fees and expenses.
(1)	These properties are collateral for ACRT’s line-of-credit. The line-of-credit had $0 outstanding at December 31, 2005.

	December 31,
	2005	2004	2003
Reconciliation of Real Estate Owned:
Balance at the beginning of period	$59,584	$51,820	$56,933
Additions during the period	—	10,519	6,978
Properties sold during the period	(10,519)	(2,755)	—
Deconsolidation due to change in form of legal ownership of property during the period	—	—	(12,091)

Balance at end of the period	$49,065	$59,584	$51,820

Reconciliation of Accumulated Depreciation:
Balance at the beginning of period	$6,401	$5,875	$7,446
Depreciation expense	934	1,087	914
Accumulated depreciation of property sold during the period	(184)	(561)	—
Accumulated depreciation of deconsolidated property during the period	—	—	(2,485)

Balance at end of the period	$7,151	$6,401	$5,875

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

As of December 31, 2005, ACRT has seven Directors, five of whom are Independent Directors. The Directors and executive officers of ACRT are as follows:

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

Robert J. Ambrosi, 55, is Chairman, President and a Class III Director of ACRT, and President and founder of ARC Properties, Inc., an affiliate of the Advisor. Mr. Ambrosi has more than 25 years of experience in the acquisition, development and management of real estate projects internationally. He began his real estate career as a real estate investment analyst for the Mutual Life Insurance Company of New York. From 1976 to 1978, he was Vice President of Marcil Properties, Inc. a Canadian-based investment company which concentrated on the acquisition of U.S. real estate on behalf of foreign-based investors. Mr. Ambrosi is also the co-founder and President of Tibor Pivko + Company, a real estate company which acts as an advisor to foreign-based investors and has activities in the United States, Europe and the Middle East, and has acted as managing principal in more than 50 separate real estate entities. Mr. Ambrosi is also President and owner of ARC Financial Services, Inc., which is a member of the NASD. Mr. Ambrosi has a Bachelor of Science degree in Engineering from the New Jersey Institute of Technology, a Masters degree in Finance from Rutgers University and a Senior Certificate in Real Estate from New York University.

James M. Steuterman, 49, is a Class III Director of ACRT and is a Senior Vice President of Toll Brothers Realty Trust (“Toll”), a commercial development and management firm specializing in retail, multi-family and office development. Mr. Steuterman joined Toll in 2002. Toll Brothers Realty Trust is an affiliate of Toll Brothers, Inc. (NYSE: TOL), a Fortune 1000 company and the nation’s leading builder of luxury homes. Prior to joining Toll, Mr. Steuterman was the Chief Operating Officer of New Plan Excel Realty Trust (“New Plan”), a publicly traded real estate company with a national portfolio of property investments exceeding $3.0 billion. In addition, Mr. Steuterman was a member of New Plan’s Board of Directors and its Investment Committee. Prior to 1984, Mr. Steuterman worked with Schnuck Markets, Inc., a regional grocery chain, and Baur Properties, a developer of suburban office parks and warehouse space. Mr. Steuterman holds a Business degree from the University of Missouri and is an active member of the International Council of Shopping Centers and National Association of Real Estate Investment Trusts.

Richard G. Kelley, 74, is a Class II Director of ACRT and the former Chairman, Chief Executive Officer, and Director of Citizens First National Bank. Mr. Kelley has more than 35 years of banking experience and has been Chairman, President, Chief Executive Officer, and Director of three commercial banks. He was president of the American Institute of Banking and was also a presidential appointment as a full-time consultant for the U.S. Department of Commerce in Washington, D.C., and appointed by the Governor as a member of the State of New Jersey Banking Advisory Committee. Mr. Kelley attended the Rutgers University Stonier Graduate School of Banking where he was president of his class, and subsequently, a faculty member and member of the Board of Regents. He has a Bachelor of Science degree in Management and a Juris Doctorate in Law from Quinnipiac University where he is currently trustee, member of the Executive Committee and Chairman of the Academic Affairs Committee.

Garrett E. Sheehan, 57, is a Class II Director of ACRT, and is presently Managing Director of Sentinel Real Estate Investment Corporation, a real estate advisory and investment management firm. Prior to joining Sentinel in 1999, he was a Managing Director of Jones Lang Wootton, an international real estate services and advisory firm. In his ten years at Jones Lang Wootton, he was a broker/dealer affiliate, and a partner in its national Investment Sale and Finance Group. Prior to joining Jones Lang Wootton, he was a Vice President of the Pivko Group and a Commercial Loan and Acquisition Officer for Travelers Insurance in its Real Estate Investment Department. He received a Bachelor of Arts degree from Trinity College in Hartford, Connecticut and a graduate degree from Oxford University in England.

Mervin H. Goldman, CPA, 78 retired, is a Class I Director of ACRT and was formerly a Senior Partner in, and founder of, the accounting firm of Dorfman, Goldman, Stobezki & Goldman, P.A. Mr. Goldman founded Dorfman & Goldman in 1974 and has over 20 years of experience in public accounting and financial planning. Prior to 1974, Mr. Goldman held positions of Vice President of Finance and Operations and Treasurer for firms in the textile industry. In 1994, Mr. Goldman was appointed to the Advisory Board of Valley National Bank, in Wayne, New Jersey. Mr. Goldman received a Bachelor of Science degree in Accounting from New York University. In addition to being a Certified Public Accountant, he is also a member of the New Jersey CPA Society and the American Institute of Certified Public Accountants.

Dietmar Georg, 51, is a Class I Director and is a Managing Director and Principal of GLL Real Estate Partners (“GLL”), an international real estate advisory and management firm which he formed with majority shareholders Lend Lease (London) and Assicurazioni Generali. Prior to forming GLL, Mr. Georg was a Managing Director of HVB Capital Markets, Inc. (“HVBCM”), the New York-based U.S. investment banking subsidiary of Munich-based HypoVereinsbank, Germany’s second largest bank and Europe’s largest real estate lender. He also serves as chief executive of entities investing in retail and office properties. Mr. Georg is a frequent speaker at real estate conferences both in Germany and in the U.S. and has authored several articles in real estate, finance and business publications. Mr. Georg has earned dual masters degrees in Business Administration, University of Giessen, and in Economics, Kansas State University, Manhattan, Kansas.

Marc Perel, CPA, 52, is a Class II Director and Executive Vice President of ACRT and has been Senior Vice President of ARC Properties, Inc. since 1985. From 1984 to 1985, Mr. Perel was employed by Secured Properties, Inc., a real estate investment company. From 1977 to 1984, Mr. Perel was with Zimmerman & Co., a certified public accounting firm, where he became head of the firm’s real estate department in 1980 and a partner in 1984. During that period, he was responsible for due diligence, property audits, investor reporting, tax planning and investment analysis. In addition to his accounting experience, Mr. Perel has experience in and continues to be involved with real estate development and property management. Mr. Perel has a Bachelor of Science degree in Accounting from Long Island University and is a Certified Public Accountant.

Claudia Graff, 57, is Vice President of ACRT and Vice President of ARC Properties, Inc., since 1985 and has more than 17 years of experience in the acquisition and analysis of credit lease properties. Ms. Graff is currently responsible for the screening of properties submitted to ACRT and the coordination of market research and valuation data. Prior to her involvement in the real estate business, Ms. Graff was an office and systems administrator for the Security Mutual Life Insurance Company in Kearney, Nebraska.

Bruce Nelson, CPA, 51, is the Chief Financial Officer of ACRT and Controller of ARC Properties, Inc. Mr. Nelson, who is a Certified Public Accountant, holds a Bachelor of Science degree in Accounting from William Paterson College of New Jersey and a Masters degree in Business Administration and Finance from Fairleigh Dickinson University. Prior to joining ACRT in 1996, Mr. Nelson held a variety of financial and accounting positions, most recently as Controller and Treasurer for the Cirkus Real Estate Group, one of the largest real estate developers and property managers in New Jersey. Prior to that, Mr. Nelson was the Corporate Accounting Manager for Becton, Dickinson & Co., a Fortune 500 company. Mr. Nelson is responsible for all accounting operations of ACRT.

Joseph M. Morena, 52, is Treasurer of ACRT. Prior to joining ACRT in 1996, Mr. Morena was Vice President and Chief Financial Officer of Tel-Save Holdings Inc., a publicly traded telecommunications company. From 1980 to 1993, Mr. Morena was Vice President and Treasurer of Air & Water Technologies Inc., a publicly traded international engineering and construction company. Mr. Morena has substantial experience in corporate finance, including capital raising in the public IPO market, bank loan, public bond and private placement markets. Mr. Morena also has significant business management experience in the area of financial statement preparation and control, as well as communication of financial performance to institutional investors. Mr. Morena is a graduate of New York University from which he received BS and MBA degrees in Banking and Finance.

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

There were no changes in ownership in 2005.

ITEM 11. EXECUTIVE COMPENSATION

The Advisor

ACRT is managed by its advisor, ARC Capital Advisors L.P, a Maryland limited partnership, which is affiliated with Mr. Ambrosi, ACRT’s President and Chairman. The Advisor performs services for ACRT pursuant to the terms of an advisory agreement (the “Advisory Agreement”). Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The Advisor also performs and supervises the various administrative duties of ACRT such as maintaining the books and records. ACRT pays the Advisor fees pursuant to the Advisory Agreement as follows:

•	Acquisition fees equal to 3% of the purchase price of the property;

•	Financing fees equal to .5% of the principal amount financed;

•	Annual asset management fees equal to 1% of the first $36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). In addition, on a yearly basis, the net asset value for all properties used in the calculation of the annual asset management fee are recalculated by an outside, independent party and this revised net asset value is the basis used in the calculation of the annual asset management fee;

•	Disposition fees equal to 3% of the contract sales price of the property being sold; and

•	ACRT reimbursed the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. The reimbursements were not required after May of 2005.

ACRT has no employees because all of its management functions are performed by the Advisor with oversight from the Board of Directors.

The term of the Advisory Agreement ends on December 31, 2010. The Advisory Agreement may be terminated:

•	immediately by ACRT for Cause;

•	by the Advisor with at least 60 days’ written notice; or

•	immediately with Good Reason by the Advisor.

“Good Reason” is defined in the Advisory Agreement to mean either:

•	any failure by ACRT to obtain a satisfactory agreement from its successor to assume and agree to perform ACRT’s obligations under the Advisory Agreement; or

•	any material breach of the Advisory Agreement of any nature whatsoever by ACRT.

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

On January 21, 1998, ACRT granted the Advisor a non-qualified option to purchase 725,000 shares of Class A Common Stock at an exercise price of $8.50 per share. These options vested in four equal installments, beginning upon the date of grant and continuing upon the first, second and third anniversaries of the date of grant. On October 23, 2003, the Advisor agreed to amend its option agreement whereby 75,000 options were cancelled. In accordance with the cancellation of those options, they became available for grant under the Stock Option Plan. On January 21, 1998, ACRT granted each of its five non-employee Directors an option under the Option Plan to purchase 5,000 shares of Class A Common Stock at an exercise price of $8.50 per share. In January 2000, ACRT granted each of its two additional non-employee Directors an option under the Option Plan to purchase 5,000 shares of Class A Common Stock at an exercise price of $8.50 per share. On October 23, 2003, Mr. Steuterman, a newly appointed non-employee Director, was granted a non-qualified option to purchase 5,000 shares of Class A Common Stock at an exercise price of $8.50 per share. Each of these options will vest as to 25% of such option for each full year that the non-employee Director has previously served and continues to serve as a Director of ACRT. Upon termination of service as a Director of ACRT, all options granted under the Option Plan are terminated. In 1998 and 2003, three non-employee Directors holding a total of 15,000 stock options retired with their stock options unexercised. These stock options were retired and are available to be re-granted. These options will vest in full immediately upon a change of control (as defined in the option agreement) of ACRT. As of December 31, 2005, there were 75,000 shares of Common Stock available for grant under the Option Plan.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class A Common Stock. As of December 31, 2005, there were 3,181,540 shares of Class A Common Stock outstanding. The following table sets forth, as of December 31, 2005, the beneficial ownership of shares of:

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

Class B Common Stock. As of December 31, 2005, there were 166,397 shares of Class B Common Stock outstanding. All of the currently issued and outstanding Class B Common Stock is beneficially owned by Working Capital Invest, N.V.

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

For a breakdown of these expenses for the last three years see Note 14 in the Notes to Consolidated Financial Statements.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by KPMG LLP for the years ended December 31, 2005 and 2004 and fees billed for other services rendered by KPMG LLP.

	2005	2004
Audit Fees	$92,000	$85,000
Audit Related Fees	48,000	101,000

Total	$140,000	$186,000

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Financial Statements	35-38
	(2)	Financial Statement Schedule	57
	(3)	Exhibits	65

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President
Date:	March 1, 2006

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer
Date:	March 1, 2006

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

/s/ Marc Perel
Name: Marc Perel
Title: Director and Executive Vice President

/s/ Garrett E. Sheehan
Name: Garrett E. Sheehan
Title: Director

/s/ James Steuterman
Name: James Steuterman
Title: Director

DATE: March 1, 2006