Form 10-Q
period 2006-03-31
ARC CORPORATE REALTY TRUST INC
filed 2006-05-10
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exhcnage Act.):    Yes  ☐    No  ☒

As of May 10, 2006, there were 3,181,540 Class A Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Balance Sheets

As of March 31, 2006 (Unaudited) and December 31, 2005

	2006	2005
Assets
Property:
Land	$11,220,810	$12,412,227
Building and improvements	31,691,826	36,653,540

	42,912,636	49,065,767
Less: accumulated depreciation	6,728,243	7,151,201

	36,184,393	41,914,566

Investment in unconsolidated subsidiaries and undivided interests	7,712,520	7,693,231

Total property and investments	43,896,913	49,607,797

Assets held for sale	5,804,233	—

Cash and cash equivalents, including restricted cash of $559,194 and $517,707 for 2006 and 2005, respectively	1,049,765	1,229,560

Deferred rent receivable	928,138	1,198,693

Rent receivable	317,920	195,088

Notes receivable-tenants	310,468	322,923

Prepaid expenses and other assets, net	262,985	270,002

Deferred financing and other fees, net of accumulated amortization of $689,947 and $729,927 for 2006 and 2005, respectively	191,396	271,389

Deferred leasing costs, net of accumulated amortization of $134,059 and $130,518 for 2006 and 2005, respectively	78,408	81,949

Total assets	$52,840,226	$53,177,401

Liabilities and Shareholders’ Equity

Liabilities:
Mortgage notes payable	$20,474,785	$26,395,027
Lines of credit	1,610,000	—
Liabilities related to assets held for sale	4,106,834	—
Dividends payable-Class B	162,776	—
Due to related parties	45,061	45,061
Unearned rental revenue	31,250	31,250
Accounts payable and accrued expenses	687,877	580,567

Total liabilities	27,118,583	27,051,905

Minority interest	32,649	32,072

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,106,429
Deferred compensation plans	1,445,579	747,930
Accumulated distributions in excess of net income	(7,866,362)	(6,764,283)

Total shareholders’ equity	25,688,994	26,093,424

Total liabilities and shareholders’ equity	$52,840,226	$53,177,401

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Income (Loss)

(Unaudited)

	Three Months Ended March 31
	2006	2005
Revenues:
Rental revenues	$1,242,789	$1,233,823
Real estate tax reimbursements	180,501	184,863
Interest income	12,610	31,147

Total revenues	1,435,900	1,449,833

Expenses:
Interest expense	398,154	449,082
Depreciation and amortization	233,200	234,252
Asset management fees-affiliate	165,785	174,619
Real estate taxes	180,501	175,916
Property operating expenses	60,097	86,192
General and administrative expenses	38,898	45,065
Stock based compensation	697,649	112,189
Professional expenses	101,542	117,546
(Gain) on interest rate cap, net	(3,065)	(2,622)
Other expenses	—	10,528
State and local taxes	2,849	8,017

Total expenses	1,875,610	1,410,784

Minority interests in earnings from subsidiaries	(63,117)	(51,683)
Equity in income of unconsolidated subsidiaries and undivided interests	263,990	304,641
Gain on sale of investment in unconsolidated subsidiary	—	400,000

(Loss) income from continuing operations	(238,837)	692,007

Income (loss) from discontinued operations	63,111	(97,496)

Net (loss) income allocable to Class A and Class B common shareholders	$(175,726)	$594,511

Basic:
Net (loss) income per share from continuing operations	$(0.07)	$0.21
Net income (loss) per share from discontinued operations	0.02	(0.03)

Net (loss) income per share	$(0.05)	$0.18

Diluted:
Net (loss) income per share from continuing operations	$(0.07)	$0.17
Net income (loss) per share from discontinued operations	0.02	(0.02)

Net (loss) income per share	$(0.05)	$0.15

Weighted average shares outstanding-basic	3,348,000	3,348,000
Weighted average shares outstanding-diluted	3,348,000	4,042,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the three months ended March 31, 2006 (unaudited)

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Accumulated Distributions in Excess of Net Income	Total Shareholders’ Equity
Balance, December 31, 2005	$3,182	$166	$32,106,429	$747,930	$(6,764,283)	$26,093,424
Increase in deferred compensation, net	—	—	—	697,649	—	697,649
Net loss		—	—	—	(175,726)	(175,726)
Dividends		—	—	—	(926,353)	(926,353)

Balance, March 31, 2006	$3,182	$166	$32,106,429	$1,445,579	$(7,866,362)	$25,688,994

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

Unaudited

	2006	2005
Cash Flows from Operating Activities:
Net (loss) income	$(175,726)	$594,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	256,972	287,391
Stock based compensation	697,649	112,189
Amortization of acquired unfavorable leases	—	(57,263)
Impairment charge	—	275,000
Gain on sale of investment in unconsolidated subsidiary	—	(400,000)
(Gain) Loss on interest rate cap	(3,065)	8,937
Write off of TMD minority interest	—	10,528
Minority interest in earnings of subsidiaries	63,117	51,683
Equity in income of unconsolidated subsidiaries and undivided interests	(263,990)	(304,641)
(Increase) decrease in assets:
Rent receivable	(122,832)	(97,044)
Deferred rent receivable	35,353	(23,337)
Prepaid expenses and other assets	3,311	(120,316)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	130,810	81,166
Unearned rental revenue	—	129,493

Net cash provided by operating activities	621,599	548,297

Cash Flows from Investing Activities:
Proceeds from sale of investment in unconsolidated subsidiary	—	400,000
Distributions from unconsolidated subsidiaries and undivided interests	244,700	289,786
Decrease in notes receivable	—	800,000
Decrease in notes receivable-tenants	12,455	11,217

Net cash provided by investing activities	257,155	1,501,003

Cash Flows from Financing Activities:
Mortgage principal amortization	(228,540)	(191,641)
Payoff of principal on mortgage note payable	(1,608,367)	—
Net increase (decrease) on lines of credit	1,610,000	(875,000)
Deferred financing and other fees	(5,525)	—
Distributions to minority interest	(62,540)	(62,540)
Dividends paid	(763,577)	(763,577)

Net cash used in financing activities	(1,058,549)	(1,892,758)

Net (Decrease) Increase in Cash and Cash Equivalents	(179,795)	156,542
Cash and Cash Equivalents, Beginning of Period	1,229,560	860,299

Cash and Cash Equivalents, End of Period	$1,049,765	$1,016,841

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$474,970	$571,352

Non Cash Financing Activities:
Dividends payable-Class B	$162,776	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

Through March 31, 2006, ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $30,545,106 to ACRT. In addition, ACRT has raised $1,781,735 of gross proceeds representing 166,397 Class B shares from one investor, which net of offering costs, has yielded $1,564,671 to ACRT.

On December 20, 2004, ACRT entered into a Contract of Purchase and Sale (the “Agreement”), by and among ACRT, certain affiliates of ACRT and HPI/NL Investors LLC (the “Purchaser”). The Agreement provides for the sale to the Purchaser of 14 of ACRT’s 21 properties and a limited partnership interest in an entity that owns a property.

On June 30, 2005, the Agreement became subject to termination. On November 30, 2005, ACRT entered into a Termination and Release Agreement with the Purchaser. The Termination and Release Agreement called for the payment of $150,000 to ACRT from the deposit escrow and an additional payment to ACRTof $37,450 as reimbursement of survey and other costs related to the Agreement. In exchange ACRT released the Purchaser from any further obligations under the Agreement.

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

                    New York, NY (partnership interest) (see Note 20)

                    Fort Washington, PA (partnership interest)

                    Paramus, NJ (partnership interest)

ACRT anticipates that the sale of these investments will close in 2006. Based on the current sales prices, ACRT anticipates that all investments will be sold for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes.

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

ACRT is again in negotiations with the tenant on purchasing the property. However, at this time ACRT and the tenant have not been able to agree on a purchase price and the tenant, a quasi government entity, has threatened to condemn.

On August 10, 2005, ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble (see Note 3).

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s common stockholders, by two-thirds vote. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.

Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACRT, its wholly-owned subsidiaries and those majority-owned subsidiaries in which ACRT can exercise control. Investments in non-

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

controlled entities, which include Triangle Plaza II, LLC (Note 4), Fort Washington Fitness, L.P. (Note 5), Levittown ARC, LP (Note 6), Willow Grove ACRT, LLC (Note 9) and ARC International Fund II, LP (Note 10) are accounted for under the equity method of accounting. Additionally, ACRT’s undivided interests in the Rochelle Park property (Note 7) and the Paramus property (Note 8) are accounted for under the equity method, as ACRT maintains joint control over the properties. Under the equity method, ACRT’s investment increases as a result of contributions and its allocable share of net income and decreases as a result of distributions and its allocable share of net loss. All significant intercompany balances and transactions have been eliminated in consolidation and in the use of the equity method of accounting.

b.	Interim Financial Statements (unaudited) – The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of ACRT’s operations and financial position, reference is made to the financial statements (including notes thereto) previously filed with the Securities and Exchange Commission with ACRT’s Form 10-K for the year ended December 31, 2005.

c.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Properties - Properties are carried at cost which includes the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings are depreciated on a straight-line basis over their estimated useful lives, which are 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT is amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2e).

e.	Purchase Accounting for the Acquisition of Real Estate – In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002, the fair value of real estate acquired is allocated to the acquired tangible assets, consisting of land and building and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the “as-if vacant” value is then allocated to land and building based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenues during expected lease up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

In 2005, the property located in Philadelphia, Pennsylvania, leased to Barnes and Noble, was designated as to be disposed and an impairment charge of $287,259 was recorded, which included a disposition fee of $116,016. This property was sold on August 10, 2005 for aggregate net proceeds of $7,362,720, which resulted in no gain or loss for financial reporting purposes.

In 2006, the properties located in Charlotte, North Carolina leased to CaroMont Medical Group Inc. were designated to be disposed. Based on the current sales prices, ACRT anticipates that the properties will be sold to an affiliate of the Advisor for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes. At March 31, 2006, aggregate assets held for sale (primarily property) was $5,804,233 and related liabilities (primarily mortgage notes payable) was $4,106,834.

The following presents the operating results for the properties to be disposed of in 2006 and 2005 for the three months ended March 31, 2006 and 2005:

	Three Months Ended March. 31,
	2006	2005
Revenues	$156,761	$432,432
Net Income (Loss)	63,111	(97,496)

g.	Properties Held for Sale – ACRT accounts for properties held for sale in accordance with SFAS No. 144. SFAS No. 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the balance sheet with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the statements of income (loss).

h.	Cash and Cash Equivalents—Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

Cash and cash equivalent balances may exceed insurable limits. ACRT believes it mitigates risk by investing in or through major financial institutions.

i.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

j.	Amortization - Deferred financing costs are amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs are amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments are amortized over the estimated useful life of the underlying real estate assets.

k.	Income Taxes - ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant, as applicable.

l.	Revenue Recognition - Rental revenue from tenant operating leases which provide for scheduled rental increases are recognized on a straight-line basis over the term of the respective leases.

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

m.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

n.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Three Months Ended March 31, (In thousands)
	2006	2005
Total weighted average Class A common shares	3,182	3,182

Total weighted average Class B common shares	166	166

Weighted average number of common shares used in calculation of basic earnings per share	3,348	3,348

Shares issuable on excersise of warrants	—	104
Shares issuable upon exercise of stock options (15% of outstanding common shares)	—	590

Weighted average number of common shares used in calculation of diluted earnings per share	3,348	4,042

o.	Recent Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123 (revised 2004), Accounting for Stock-Based Compensation (“SFAS 123R”) which supersedes Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entities equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share based payments transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R is effective for fiscal years beginning after January 1, 2006, based on new rules issued by the Securities and Exchange Commission. The adoption of this pronouncement did have any material impact on ACRT’s consolidated financial statements.

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

In June 2005, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing partnerships that modify their partnership agreements after that date. General partners of

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have any impact on ACRT’s consolidated financial position or results of operations.

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

p.	Stock-based Compensation – On May 21, 2004, ACRT shareholders approved revisions to ACRT’s 1997 Stock Option Plan which extended the life of ACRT’s stock options from ten to fifteen years and removed all restrictions on their exercise on April 1, 2008 or upon the occurrence of certain earlier events. However, the total number of options exercised cannot exceed fifteen percent of the outstanding shares at the exercise date.

Accordingly, ACRT will recognize compensation expense ratably over the vesting period for variable stock awards previously granted under the plan.

Compensation expense was calculated thru December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the three months ended March 31, 2006 and 2005, ACRT recognized stock based compensation expense totaling $697,649 and $112,189, respectively.

q.	Fair Value of Financial Instruments

Cash Equivalents, Notes Receivable, Rent Receivable and Accounts Payable and Accrued Expenses

ACRT estimates that the fair value approximates carrying value due to the relatively short maturities of the instruments.

Mortgage Notes Payable and Lines of Credit

ACRT determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this analysis, ACRT has determined that the fair value of the variable rate instruments approximates their carrying values and the fixed rate instruments are $12.9 million at 2006 and 2005, respectively.

r.	Industry Segments – ACRT operates in one industry segment, investments in credit lease properties.

s.	Environmental Matters - Based upon management’s ongoing review of its properties, management is not aware of any environmental conditions with respect to any of ACRT’s properties, which would be reasonably likely to have a material adverse effect on ACRT. There can be no assurance, however, that the discovery of environmental conditions which were previously unknown, changes in law, the conduct of tenants or activities relating to properties in the vicinity of ACRT’s properties, will not expose ACRT to material liability in the future. Changes in law increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of ACRT’s tenants, which would adversely affect ACRT’s consolidated financial condition and results of operations.

t.	Reclassifications - Certain reclassifications were made to prior period amounts to conform with the current period presentation.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

3.	PROPERTIES AND PROPERTY INVESTMENTS

The following acquisitions, investments and disposals were consummated during 2006 and 2005:

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

The following proforma operating information for the three months ended March 31, 2006 and 2005 has been prepared as if all ACRT acquisitions and dispositions in 2006 and 2005 had been consummated as of January 1, 2005. The information does not purport to be indicative of what the operating results of ACRT would have been had the acquisitions and dispositions been consummated on January 1, 2005. Proforma results are as follows:

	Three Months Ended March 31, (000’s except per share amounts)
	2006	2005
Revenues	$1,436	$1,449
Net (Loss) Income	(239)	692

Net (Loss) Income per share – basic	(.07)	.21
– diluted	(.07)	.17

4.	INVESTMENT IN TRIANGLE PLAZA II

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

ACRT’s investment in Triangle includes costs capitalized by ACRT in the amount of $901,829. This amount, which includes the acquisition fee of $572,520, which was paid to the Advisor per the Advisory Agreement, and capitalized interest totaling $308,830, is not reflected in the underlying equity of Triangle and is being amortized over the estimated useful life of the underlying asset, which is 39 years. Amortization expense in the amount of $5,781 has been recorded in each of 2006 and 2005 and charged against ACRT’s equity in income of unconsolidated subsidiaries and undivided interests, which appears on the accompanying consolidated statements of income. ACRT earns a 12% preferred return on its investment in Triangle in the form of distributions and, after a similar preferred return to the other member, receives 40% of distributable cash flow attributable to base rent and recoveries and 20% of all percentage rents. ACRT received distributions of $0 and $146,986 from cash flows attributable to base rent and recoveries for the three months ended March 31, 2006 and 2005, respectively.

In September 2000, Triangle refinanced the property. The refinancing produced excess distributable capital proceeds of $1,433,409, of which $1,427,156 was distributed to ACRT in 2000, thereby reducing ACRT’s contributed capital to $3,046,744.

In March 2005, ACRT brought suit against its joint venture partner regarding the exercise of a right of first refusal on the purchase of ACRT’s interest in the property (see Note 20).

The following is the summary balance sheet information of Triangle as of September 30, 2005 (unaudited). The September 30, 2005 data is the most recent available:

Sept. 30, 2005
Total Assets	$29,308,041
Total Liabilities	25,811,210

ACRT’s Investment (as of March 31, 2006)	3,802,027

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

The following is the summary income statement information of Triangle for the three months ended September 30, 2005 and March 31, 2005. The September 30, 2005 data is the most recent available:

	Three Months Ended
	Sept. 30, 2005	March 31, 2005
Rental Revenue	$1,046,987	$1,226,419
Interest and Other Income	2,239	1,567
Operating Expenses	228,160	390,793
Interest Expense	476,121	468,811
Depreciation and Amortization	177,720	177,723

Net Income	$167,225	$190,659

ACRT’s Equity in Earnings	$118,790	$118,763

ACRT estimated its share of Triangle’s equity in earnings for the three months ended March 31, 2006 based upon the equity in earnings for the period ended September 30, 2005.

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

ACRT will earn a 12% preferred return on its investment in Fort Washington from the date of investment in the form of distributions and, after a similar preferred return to the other partners, will receive 50% of the remaining distributable cash flow. ACRT received distributions of $145,000 and $30,000 for the three months ended March 31, 2006 and 2005, respectively.

The following is the summary balance sheet information of Fort Washington as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total Assets	$6,295,411	$6,397,442
Total Liabilities	4,926,346	4,932,413

ACRT’s Investment	875,193	991,349

The following is the summary income statement information of Fort Washington for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Rental Revenue	$185,400	$185,400
Operating Expenses	6,460	3,708
Interest Expense	89,060	79,763
Depreciation and Amortization	30,845	2,303

Net Income	$59,035	$69,626

ACRT’s Equity in Earnings	$28,844	$34,140

ACRT expects to sell its investment in this property in 2006.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

ACRT will earn a 9% preferred return on its investment in Levittown in the form of distributions and, after a similar preferred return to the other limited partners, all distributions in excess of 9% are allocated 50% to the limited partners and 50% to Levittown ARC Residual Partners, of which ACRT owns 63%. ACRT has received $4,500 in distributions for the three months ended March 31, 2006 and 2005, respectively.

The following is the summary balance sheet information of Levittown as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total Assets	$3,199,747	$3,230,738
Total Liabilities	2,505,470	2,530,074

ACRT’s Investment	158,694	160,197

The following is the summary income statement information of Levittown for the three months ended March 31, 2006 and 2005:

	Three Months Ended March. 31,
	2006	2005
Rental Revenue	$83,007	$83,007
Operating Expenses	4,583	6,171
Interest Expense	28,718	45,224
Depreciation and Amortization	34,155	34,155

Net Income (Loss)	$5,551	$(2,543)

ACRT’s Equity in Earnings (Loss)	$2,998	$(621)

ACRT expects to sell its investment in this property in 2006.

7.	INVESTMENT IN ROCHELLE PARK PROPERTY

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

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

On April 1, 2003, the property was refinanced. The refinancing produced excess distributable capital proceeds of approximately $2,200,000, which were distributed to ACRT. ACRT has received distributions of $26,000 and $46,000 for the three months ended March 31, 2006 and 2005, respectively.

The following is the combined summary balance sheet information of Rochelle ACRT 1 and 2’s 51% undivided interests as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total Assets	$4,941,674	$4,974,889
Total Liabilities	5,563,371	5,591,252

ACRT’s Investment	(542,274)	(561,090)

The following is the combined summary income statement information of Rochelle ACRT 1 and 2’s 51% undivided interests for the three months ended March 31, 2006 and 2005:

	Three Months Ended March. 31,
	2006	2005
Rental Revenue	$283,487	$271,213
Gain on Interest Rate Cap	17,722	51,676
Operating Expenses	131,416	125,869
Interest Expense	84,896	72,655
Depreciation and Amortization	40,081	40,081

Net Income (Loss)	$44,816	$84,284

ACRT expects to sell its investment in this property in 2006.

8.	INVESTMENT IN PARAMUS PROPERTY

On May 21, 2003, ACRT acquired, through Paramus ACRT, LLC (a wholly owned subsidiary), a 40% undivided interest in a 154,768 square foot retail and warehouse property located in Paramus, New Jersey for $2,400,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. The property is leased to Baby’s R Us, Levitz Furniture and Wade Odell Wade Padded Van Services. ACRT has received $69,200 and $62,300 in distributions for the three months ended March 31, 2006 and 2005, respectively.

The following is the summary balance sheet information of the Paramus ACRT’s 40% undivided interest as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total Assets	$8,135,111	$8,164,397
Total Liabilities	5,746,348	5,765,331
ACRT’s Investment	2,644,460	2,659,051

The following is the summary income statement information of the Paramus ACRT’s 40% undivided interest for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Rental Revenue	$244,818	$244,034
Operating Expenses	36,114	35,234
Interest Expense	107,393	108,574
Depreciation and Amortization	45,102	45,102

Net Income	$56,209	$55,124

ACRT’s Equity in Earnings	$54,609	$53,524

ACRT expects to sell its investment in this property in 2006.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

ACRT will earn a 9.0% return on its investment in ARC International in the form of distributions.

The following is the summary balance sheet information of ARC International as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total Assets	$19,959,286	$20,011,100
Total Liabilities	12,085,030	12,143,461

ACRT’s Investment	774,420	760,487

The following is the summary income statement information of ARC International for the three months ended Mrach 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005
Rental Revenue	$443,336	$448,929
Operating Expenses	25,919	23,433
Interest Expense	210,745	213,298
Depreciation and Amortization	78,687	78,688

Net Income	$127,985	$133,510

ACRT’s Equity in Earnings	$13,932	$14,551

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

11.	NOTE RECEIVABLE -TENANTS

ACRT has a note receivable from a tenant totaling $310,468 and $322,923 at March 31, 2006 and December 31, 2005, respectively. The note bears interest at 10.5% and principal and interest are due monthly. Future minimum principal payments due to ACRT are $39,376, $57,544, $63,884, $70,924 and $78,740 in 2006, 2007, 2008, 2009 and 2010.

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

For the three months ended March 31, 2006 and 2005, ACRT incurred the following fees and reimbursements payable to the Advisor:

Acquisition Fee - The acquisition fee is equal to 3% of the purchase price of the investment. No acquisition fees were incurred in 2006 or 2005.

Financing Fee –The financing fee is generally equal to .5% of the principal amount financed. No financing fees were incurred in 2006 or 2005.

Asset Management Fees - Asset management fees of $165,785 and $174,619 for the three months ended March 31, 2006 and 2005, respectively, were incurred and are payable to the Advisor. The annual asset management fee is equal to 1% of the first

$36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). For assets in excess of the first $36,049,000, the asset management fee is equal to 0.5% of the ACRT’s average invested assets. Pursuant to the Advisory Agreement, beginning in 1999, average invested assets were subject to periodic valuation performed by a third party (as defined in the Advisory Agreement). It was agreed by the Advisor, that the 2004 valuation, which would have resulted in an increase in asset management fees, would not be used to calculate the asset management fees. Accordingly, asset management fees were calculated using the 2003 valuation.

Unpaid asset management fees included in due to related parties on the consolidated balance sheets were $45,061 at March 31, 2006 and December 31, 2005, respectively.

Disposition Fee – On August 10, 2005, ACRT incurred a disposition fee in the amount of $116,015 on the sale of the Philadelphia, Pennsylvania property leased to Barnes and Noble. The disposition fee on this sale was equal to 1.5% of the contract sales price. The disposition fee is generally equal to 3% of the contract sales price of each portfolio property, provided that 50% of the disposition fee will be paid only if the property is sold at a gain, pursuant to the Advisory Agreement.

Incentive Fee – ACRT has also agreed to pay the Advisor incentive compensation in the amount of 20% of amounts distributed to our stockholders after our stockholders have received distributions equal to the amount of their initial investment in shares of Common Stock plus a preferred return of 8%.

Stock Ownership - As of March 31, 2006, principals of the Advisor owned 44,760 shares of Class A Common Stock, which represents approximately 1.4% of the outstanding shares of Class A Common Stock of ACRT. The total amounts purchased, net of commissions, were $414,030.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

Miscellaneous - ACRT agreed to reimburse the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. The reimbursements were discontinued in May 2005. These reimbursements totaled $0 and $3,750 for the three months ended March 31, 2006 and 2005, respectively, and are included in professional expenses on the accompanying consolidated statements of income.

13.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of March 31, 2006, are as follows:

2006	$4,101,232
2007	5,493,356
2008	5,360,035
2009	5,264,818
2010	4,800,943
Thereafter	18,178,659

$43,199,043

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the three months ended March 31, 2006 and 2005, the following tenants accounted for greater than 10% of rental revenues:

	2006	2005
Sports Authority	15.7%	13.7%
Bed, Bath and Beyond	12.5	11.2
Barnes and Noble	—	11.2
CaroMont Medical	11.2	10.0

14.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $16,448,855 and $18,179,843 at March 31, 2006 and at December 31, 2005, respectively. These mortgages are secured by the respective properties with a total net book value of $18,906,894 and $21,358,469 at March 31, 2006 and at December 31, 2005, respectively. The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

On January 6, 2006, the fixed rate mortgage on the San Antonio, Texas property of $1,608,000 matured and was repaid. The repayment was made by drawing down $1,610,000 on ACRT’s existing line of credit.

On March 1, 2006, the fixed rate mortgage on the Overland Park, Kansas property of $6,627,000 matured and was extended for 120 days. On April 11, 2006 the loan on the Overland Park, Kansas property of $6,628,000 matured and was repaid. The repayment was made by securing a $1,600,000 short term loan on the property and by drawing down $5,065,000 on ACRT’s line of credit on the Montgomeryville, Pennsylvania property.

ACRT had variable rate mortgages totaling $8,109,263 and $8,215,184 at March 31, 2006 and December 31, 2005, respectively. The mortgages carry variable interest rates of 206 and 225 basis points over LIBOR (4.62 % at March 31, 2006). The variable rate mortgages are secured by two properties with a combined net book value of $9,128,493 and $9,171,429 at March 31, 2006 and December 31, 2005, respectively.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

At March 31, 2006, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2006	$513,027	6,607,899	$7,120,926
2007	541,533	$3,897,539	4,439,072
2008	576,742	—	576,742
2009	453,255	3,747,919	4,201,174
2010	479,848	—	479,848
Thereafter	1,081,129	6,659,227	7,740,356

	$3,645,534	$20,912,584	$24,558,118

15.	DERIVATIVE INSTRUMENTS

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 14), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, net was reported as an asset of $9,851 and $6,786, as of March 31, 2006 and December 31, 2005, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of $3,065 and $2,622 has been recorded as a gain on interest rate cap, net on the accompanying consolidated statements of income (loss) for the three months ended March 31, 2006 and 2005, respectively.

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 (Note 14) on the Philadelphia, Pennsylvania property leased to Barnes and Noble, ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap was coterminous with the mortgage loan. The cap had a notional amount of $2,650,000. In accordance with SFAS No. 133, the interest rate cap was reflected at its fair value. In connection with the sale of the Philadelphia, Pennsylvania property on August 10, 2005 (Note 3), the interest rate cap was written off.

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

On April 1, 2006, this credit facility matured and was extended on a temporary basis for 60 days under the existing terms.

The total amount available under this facility at March 31, 2006, after quarterly amortization and the sale of the Memphis property, is $2,758,567 and $1,610,000 has been drawn, leaving a balance available for use of $1,148,567.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at March 31, 2006 was $5,400,000.

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

17.	STOCK OPTION PLANS

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

Options granted under the Plan may be subject to various restrictions on exercise including vesting provisions and a requirement that the Class A common shares be listed on a national exchange or quoted on NASDAQ and/or the requirement that the options when exercised will not constitute an amount greater than a specified percentage of ACRT’s issued and outstanding stock. On January 21, 1998, ACRT, pursuant to the Plan previously approved by the shareholders, granted 25,000 nonqualified stock options to purchase Class A common stock to the five non-employee directors and 650,000 nonqualified stock options to purchase Class A common stock to the advisor at an exercise price of $8.50. In January 2000 and October 2003, ACRT granted each of its three additional non-employee directors an option under the Option Plan to purchase 5,000 shares of Class A common stock at an exercise price of $8.50. Each of these will vest as to 25% of such option for each full year that the non-employee Director has previously served and continues to serve as a Director of ACRT. In 1998 and 2003, three non-employee directors holding a total of 15,000 stock options retired with their stock options unexercised. These stock options were retired and are available to be re-granted. The options are not exercisable unless and until both of the following requirements are met: (a) either (i) the Class A common stock is listed for trading on any national securities exchange or quoted on any tier of the NASDAQ Stock Market or (ii) the occurrence of a Change of Control of ACRT, as defined in the Plan, the sale of all or substantially all of ACRT’s assets or adoption of a plan of liquidation by ACRT and (b) immediately prior to such exercise the number of shares of Class A common stock issued and outstanding, as a result of the exercise of the options granted under the plan, shall not exceed fifteen percent of the issued and outstanding shares of Class A common stock. At March 31, 2006, no stock options under the Plan have been exercised, all but 2,500 of the stock options granted have been vested and 75,000 are available for grant. Amendments to the Plan were recommended by the Board of Directors and approved by the shareholders of ACRT at the annual meeting held in May 2004. The Plan now allows for grants of options until March 31, 2013. In addition, the current term of outstanding stock options awarded pursuant to the Plan were extended from 10 years to 15 years and all future stock options awarded pursuant to the Plan will have a term that ends in 2013. The restrictions applicable to the exercise of the options will be removed effective April 1, 2008 or upon the occurrence of one of the events noted above.

Other Awards under the Option Plan. In addition to the incentive and non-qualified stock options available for grant under the Option Plan, the compensation committee may also award:

•	stock appreciation rights;

•	restricted stock awards;

•	phantom stock unit awards; and

•	performance share units.

There are options outstanding as of March 31, 2006, and December 31, 2005 for 675,000 shares at a weighted exercise price of $8.50.

The following are disclosures for common stock options outstanding at March 31, 2006:

	Options Outstanding		Exercisable Options
Number	Exercise Price	Remaining Life (Years)	Number	Exercise Price
660,000	$8.50	2.00	660,000	$8.50
10,000	8.50	4.00	10,000	8.50
5,000	8.50	7.80	2,500	8.50

675,000	$8.50		672,500	$8.50

ARC CORPORATE REALTY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

Compensation expense was calculated thru December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the three months ended March 31, 2006 and 2005, ACRT recognized stock based compensation expense totaling $697,649 and $112,189, respectively.

18.	CREDIT EVENTS

On October 11, 2005, Levitz Furniture, one of the tenants in the Paramus, New Jersey property, declared bankruptcy under Chapter 11 of the U.S. Bankruptcy code. At the time of declaration, rent totaling $99,572 related to October 2005 was unpaid and remains unpaid at this time. All subsequent months have been paid.

On March 4, 2006, OfficeMax, one of the tenants in the Lilburn, Georgia property, closed its store at this location. OfficeMax is still responsible for all rent payments and all minimum rent payments are current under the lease, which runs through 2016.

19.	CLASS B COMMON STOCK

In 2004, ACRT approved dividends to the holders of Class B common stock for the year ending 2003. The dividends, totaling $118,077, were paid on April 25, 2005. In 2005, ACRT approved dividends to the holders of Class B common stock for the year ending 2004. These dividends, totaling $162,769, were paid on April 25, 2005.

On February 8, 2006 the board of directors declared dividends to common stock shareholders-class B for 2005 totaling $162,770. The payment of these dividends were subject to the receipt of various tax documents due from the class B shareholders, which should be provided in the second quarter of 2006.

20.	LEGAL MATTER

On March 25, 2005, Whitestone Triangle LP (“Whitestone”), a wholly owned subsidiary of ACRT, brought suit against its joint venture partner in the New York, NY property (Note 4) regarding the exercise of a right of first refusal to purchase ACRT’s interest in the property. On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestone’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale.

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

21.	SUBSEQUENT EVENT

On April 11, 2006, the loan on the Overland Park, Kansas property of $6,628,000 matured and was repaid. The repayment was made by securing a $1,600,000 short term loan on the property and by drawing down $5,065,000 on ACRT’s line of credit on the Montgomeryville, Pennsylvania property.

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

On June 30, 2005 the Agreement became subject to termination. On November 30, 2005, ACRT entered into a Termination and Release Agreement with the Purchaser. The Termination and Release Agreement called for the payment of $150,000 to ACRT from the deposit escrow and an additional payment to ACRTof $37,450 as reimbursement of survey and other costs related to the Agreement. In exchange ACRT released the Purchaser from any further obligations under the Agreement.

In addition to the above, during 2005, ACRT, pursuant to various rights of first refusal and purchase agreements, entered into various contracts to sell investments not included in the above Agreement. The purchasers of these properties include joint venture partners, minority interest holders, tenants in common and affiliates of the Advisor. The investments included in these various contracts are:

                    New York, NY (partnership interest)

                    Fort Washington, PA (partnership interest)

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

ACRT is again in negotiations with the tenant on purchasing the property. However, at this time ACRT and the tenant have not been able to agree on a purchase price.

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s Common stockholders, by two-thirds vote. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

As of March 31, 2006, ACRT owned or had interests in 20 real estate properties encompassing 1,048,523 rentable square feet.

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

For the three months ended March 31, 2006 and 2005, ACRT incurred an impairment charge of $0 and $275,000, respectively. The impairment charge in 2005 was on the Philadelphia, Pennsylvania property leased to Barnes and Noble, which is included in discontinued operations.

ACRT accounts for properties held for sale in accordance with SFAS No. 144. SFAS No. 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the balance sheet with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the statement of income (loss).

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

ACRT’s $5.5 million variable rate secured line-of-credit facility, which is scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to 0.5% per year on the unused portion of the commitment. On April 30, 2004, with the sale of the Memphis, Tennesse property leased to Federal Express Corp., the credit facility was reduced by $1,652,387 which represented the collateral value of the Memphis property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. The total amount available under this facility at March 31, 2006, after quarterly amortization and the sale of the Memphis property, is $2,842,715 and $0 has been drawn.

On April 1, 2006, this credit facility matured and was extended on a temporary basis for 60 days under the existing terms. ACRT expects the line of credit to be renewed for a two year term in the next sixty days.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 2.25% and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at March 31, 2006 was $5,400,000.

On April 11, 2006, $5,065,000 was drawn down on this secured credit facility and used to pay off the loan on the Overland Park, Kansas property.

Since 1993, ACRT has raised, through the issuance of shares of Class A common stock, aggregate capital of approximately $30.6 million, and through the issuance of shares of Class B common stock, aggregate capital of approximately $1.56 million. The capital raised was used primarily to acquire properties and to retire indebtedness.

During 2006, ACRT has not sold any additional Class A or Class B common shares. As a result of the Plan of Liquidation it is unlikely that ACRT will raise any additional capital through the issuance of common stock. Furthermore, liquidity will be primarily based upon the sales of existing properties.

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

Pursuant to the Plan, ACRT plans to stop future regular quarterly dividend payments.

Dividends paid to common shareholders for the three months ended March 31, 2006 and 2005 were $763,577.

ACRT believes that cash flows from operations will continue to provide adequate capital to fund its operating and administrative expense and regular debt service obligations. In addition, ACRT anticipates that cash on hand and borrowings under its secured credit facilities will provide the necessary capital for its operations. Cash flows from operations as reported in the consolidated statements of cash flows were $621,589 and $548,297 for the three months ended March 31, 2006 and 2005, respectively. The increase in cash flows from operations is primarily due to an increase in payables and a decrease in tenant receivables.

Net cash provided by investing activities was $257,155 and $1,501,003 for the three months ended March 31, 2006 and 2005, respectively. Net cash provided by investing activities is related primarily to sale of properties or investments and repayments of notes receivable.

Net cash used in financing activities was $1,058,549 and $1,892,758 for the three months ended March 31, 2006 and 2005, respectively. Net cash used in financing activities 2005 was for dividends paid and debt service payments including paydown of a mortgage loan and the line of credit.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of March 31, 2006, a total of seven of ACRT’s eleven consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $24.558 million, including $8.109 million in variable interest rate mortgages. As of March 31, 2006, the weighted averaged interest rate on ACRT’s outstanding mortgages was 7.28%. The scheduled principal payments as of March 31, 2006 for the next five years are as follows:

2006	$513,027
2007	541,533
2008	576,742
2009	453,255
2010	479,848

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2006	$6,607,899
2007	3,897,539
2009	3,747,919

In addition ACRT has a line of credit with $1,610,000 outstanding that matures in May 2006 and the Advisor is negotiating with the lender to extend the line of credit.

The interest rates on ACRT’s outstanding indebtedness range from 6.6% (variable rate at March 31, 2006) to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, have amounts available under its secured credit facility or obtain access to other sources of capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Selected Income Statement Data	2006	2005	Favorable (Unfavorable) 2006-2005
	(Dollars in thousands)
Rental revenues and reimbursement	$1,423	$1,419	$4
Interest income	13	31	(18)
Interest expense	398	449	51
Depreciation and amortization expense	233	234	1
Asset management fees-affiliate	165	175	10
Real estate taxes	181	176	(5)
Property operating expenses	60	86	26
General and administrative expenses	39	45	6
Stock based compensation	698	112	(586)
Professional expenses	102	118	16
(Gain) on interest rate cap, net	(3)	(3)	—
Other expenses	3	19	16
Minority interest in earnings of subsidiaries	63	52	(11)
Equity in income of unconsolidated subsidiaries and undivided interest	264	305	(41)
Gain on sale of investment in unconsolidated subsidiaries	—	400	(400)
Income (loss) from discontinued operations	63	(97)	160
Net (loss) income	(176)	595	(771)

Rental revenues increased by $4,000 due to a CPI rent increase on the Sacramento, California property.

Interest income decreased by $18,000 due mainly to lower interest income from the Willow Grove loan, which was repaid in February 2005.

Interest expense decreased by $51,000 primarily due to the payoff of the San Antonio, Texas mortgage on January 6, 2006 and the scheduled amortization that shifts payments of interest to principal over the term of the mortgage, offset by higher interest rates.

Property operating expenses decreased by $26,000 primarily due to lower snow removal expense.

Stock based compensation increased by $586,000 due to changes in the estimated fair value of ACRT’s common stock from $12.00 to $13.50 per share.

Professional expenses decreased by $16,000 due to lower legal fees attributable to the potential sale of various assets in 2005 offset by legal fees associated with lawsuits.

Minority interest in earnings of subsidiaries increased by $11,000 due to higher income from joint venture properties consolidated by ACRT.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $41,000 due to higher interest expense and professional fees and lower gain on interest rate cap, net attributable to the Rochelle Park, New Jersey property.

Gain on sale of investment in unconsolidated subsidiaries decreased by $400,000 as no property was sold in 2006 and in 2005 there was a gain on the sale of the ACRT’s Willow Grove, Pennsylvania interest.

Income from discontinued operations increased by $160,000 due primarily to the CaroMont property in 2006 being held for sale which had a net income of $63,000, as compared to the Philadelphia, Pennsylvania property in 2005 having a net loss of $97,000 due to impairment charges.

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

The following table reflects the calculation of ACRT’s FFO and cash flow activities for the three months ended March 31, 2006 and 2005.

	2006	2005
	(In thousands)
Net (loss) income allocable to Class A and Class B common shareholders	$(176)	$595
Minority interests share of net income	63	52
Gain on sale of investment in unconsolidated subsidiary	—	(400)
Depreciation and amortization of real estate	201	200
Amortization of leasing commissions	4	4
Joint venture adjustment-depreciation and amortization of real estate	147	145
Joint venture adjustment-amortization of leasing commissions	6	6

Funds from Operations	245	602
Cash flow provided by operating activities	622	548
Cash flow provided by investing activities	257	1,501
Cash flow used in financing activities	(1,059)	(1,893)

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At March 31, 2006, ACRT had two variable rate mortgages outstanding totaling $8.109 million and $1.610 million outstanding on its variable rate line of credit. The mortgages bear interest at LIBOR plus 206 basis points (6.68% on $4.026 million) and LIBOR plus 225 basis points (6.87 % on $4.083 million) and the line of credit bear interest at LIBOR plus 200 basis points. Had the LIBOR rate been 100 basis points higher during the three months ended March 31, 2006, ACRT’s net income would have been reduced by approximately $24,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.026 million mortgage balance at March 31, 2006, which effectively caps the LIBOR rate at 7.45% per year.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. ACRT’s management, with the participation of ACRT’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of ACRT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, ACRT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACRT’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b)	Internal Control Over Financial Reporting. There have not been any changes in ACRT’s internal control over financial reporting during the third quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACRT’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings - On March 25, 2005, Whitestone Triangle LP (“Whitestone”), a wholly owned subsidiary of ACRT, brought suit against the joint venture partner in the New York, NY property (see Note 4 of Notes to Consolidated Financial Statements) regarding the exercise of a right of first refusal to purchase ACRT’s interest in the property. On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestones’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party firm, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale.

On April 1, 2005, the joint venture partner filed a separate lawsuit against Whitestone compelling a sale of ACRT’s interest under the terms of the original right of first refusal.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of May 2006.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer