Form 10-K/A
period 2005-12-31
ARC CORPORATE REALTY TRUST INC
filed 2006-07-24
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

ARC Corporate Realty Trust, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 1, 2006. The purpose of this Amendment No. 1 is to respond to comments received from the Securities and Exchange Commission. Specifically, the Company has amended its disclosures in item 6, Item 7, Item 8 and regarding the effectiveness of its disclosure controls and procedures contained in Item 9A pursuant to Item 307 of Regulation S-K.

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

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Income Statement Data:
Revenues	$6,690	$6,188	$6,111	$7,661	$7,583
Expenses	5,947	5,802	5,196	6,534	6,752
Operating profit	743	386	915	1,127	831
Gain on sale of property	—	—	—	11	—
Minority interest in income of joint ventures	225	222	268	467	444
Equity in income of unconsolidated subsidiaries and undivided interests	1,162	1,185	815	551	555
Gain on sale of investment in unconsolidated subsidiary	400	—	—	—	—
Income (loss) from discontinued operations	(136)	320	225	220	223
Net income	1,944	1,669	1,687	1,442	1,165
Net income per common share from continuing operations-basic	0.62	0.40	0.58	0.57	0.44
Net income per common share from discontinued operations-basic	(.04)	.10	.09	.10	.10
Net income per share-basic	.58	.05	.67	.67	.54

	As of December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Balance Sheet Data:
Real estate, net	$41,915	$53,183	$45,945	$49,467	$50,567
Investments in non consolidated entities	7,693	7,797	7,390	4,973	3,921
Total assets	53,177	65,318	58,635	59,664	58,624
Mortgages, notes payable and credit facility	26,395	34,625	29,529	41,556	40,108
Total liabilities	27,052	38,369	30,532	42,465	41,014
Cash distributions per common share	$0.96	$0.96	$0.84	$0.80	$0.80
Weighted average shares outstanding	3,348	3,348	2,518	2,165	2,171

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

	Sept. 2005	Dec. 2004	Dec. 2003
Rental Revenue	$3,209,481	$4,866,633	$4,689,591
Interest and Other income	5,594	2,478	3,908
Operating Expenses	781,780	1,207,706	948,740
Interest Expense	1,420,900	1,918,285	1,934,115
Depreciation and Amortization	533,163	710,885	710,885
Net Income	479,232	1,032,235	1,099,759

ACRT’s Equity in Earnings	476,389	497,605	532,118

6.	INVESTMENT IN FORT WASHINGTON

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

23.	UNAUDITED QUARTERLY FINANCIAL DATA

	2005
	3/31/05	6/30/05	9/30/05	12/31/05
	(dollars in thousands, except per share data)
Revenues(1)	$1,607	$1,740	$1,578	$1,765
Net income allocable to common shareholders	595	516	249	584
Net income allocable to common shareholders per share:
Basic(2)	$0.18	$0.15	$0.07	$0.17

Diluted(2)	$0.15	$0.13	$0.06	$.15

	2004
	3/31/04	6/30/04	9/30/04	12/31/04
	(dollars in thousands, except per share data)
Revenues(1)	$1,353	$1,449	$1,792	$1,594
Net income allocable to common shareholders	302	720	226	421
Net income allocable to common shareholders per share:
Basic(2)	$0.09	$0.22	$0.07	$.12

Diluted(2)	$0.07	$0.19	$0.06	$.11

(1)	All periods have been adjusted to reflect the impact of properties classified as held for sale, which are reflected in discontinued operations in the consolidated statements of income.
(2)	The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.

24.	SUBSEQUENT EVENTS

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

	2005	2004
Audit Fees	$92,000	$85,000
Audit Related Fees	48,000	101,000

Total	$140,000	$186,000

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Financial Statements
	(2)	Financial Statement Schedule
	(3)	Exhibits

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President
Date:	July 24, 2006

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer
Date:	July 24, 2006

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

DATE: July 24, 2006