Form 10-Q/A
period 2006-03-31
ARC CORPORATE REALTY TRUST INC
filed 2006-07-24
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Form 10-Q/A

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

The following is the summary balance sheet information of Levittown as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total Assets	$3,199,747	$3,230,738
Total Liabilities	2,505,470	2,530,074

ACRT’s Investment	158,694	160,197

The following is the summary income statement information of Levittown for the three months ended March 31, 2006 and 2005:

	Three Months Ended March. 31,
	2006	2005
Rental Revenue	$83,007	$83,007
Operating Expenses	4,583	6,171
Interest Expense	28,718	45,224
Depreciation and Amortization	34,155	34,155

Net Income (Loss)	$15,551	$(2,543)

ACRT’s Equity in Earnings (Loss)	$2,998	$(621)

ACRT expects to sell its investment in this property in 2006.

7.	INVESTMENT IN ROCHELLE PARK PROPERTY

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

21.	SUBSEQUENT EVENTS

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

ACRT’s $5.5 million variable rate secured line-of-credit facility, which is scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to 0.5% per year on the unused portion of the commitment. On April 30, 2004, with the sale of the Memphis, Tennesse property leased to Federal Express Corp., the credit facility was reduced by $1,652,387 which represented the collateral value of the Memphis property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. The total amount available under this facility at March 31, 2006, after quarterly amortization and the sale of the Memphis property, is $2,738,567 and $1,610,000 has been drawn.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 24th day of July 2006.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer