Form 10-K/A
period 2005-12-31
ARC CORPORATE REALTY TRUST INC
filed 2006-07-25
CIK 1230358

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

EXPLANATORY NOTE

ARC Corporate Realty Trust, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend our previously filed Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 1, 2006 and as initially amended by Amendment No. 1 on Form 10-K/A. The purpose of this Amendment No. 2 is to respond to comments received from the Securities and Exchange Commission. Specifically, the Company has amended its disclosures in Item 6, Item 7, Item 8 and regarding the effectiveness of its disclosure controls and procedures contained in Item 9A pursuant to Item 307 of Regulation S-K.

PART I

ITEM 1. BUSINESS

Cautionary Statements Concerning Forward-Looking Statements

Certain information included or incorporated by reference in this Form 10-K/A may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and as such may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” “project,” or the negative of these words or other similar words or terms. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to, changes in economic conditions generally and the real estate market specifically, adverse developments with respect to our tenants, legislative/regulatory changes including changes to laws governing the taxation of REITs, availability of debt and equity capital, interest rates, competition, supply and demand for properties in our current and proposed market areas and policies and guidelines applicable to REITs. These risks and uncertainties should be considered in evaluating any forward-looking statements contained in this Form 10-K/A.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this Form 10-K/A may not occur and our actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

Lease. The property is 100% leased to Hollywood Entertainment Corporation for use as a Hollywood Video store. The initial lease term of 15 years commenced in December 1996 and expires in December 2011. The tenant has two five—year renewal options. The initial annual base rent was $138,031 for the first five years with an adjustment in year six to $154,388, which was based upon the percentage increase in the Consumer Price Index for All Urban Consumers, provided that the increase did not exceed 12% of the annual rent during the first five-year period. Annual base rent during the renewal terms are determined in accordance with the same formula. The tenant is responsible for all real estate taxes, insurance premiums, utilities, operating expenses and roof and structure maintenance.

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

The following table sets forth, as of December 31, 2005, specified information relating to ACRT’s real estate portfolio.

Tenant (Guarantor)	Property Location	Property Type/Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2005 Annual Rent
AT&T Wireless	Atlanta, GA	Office/1996	2	22,359	12 years (6/96 -5/08)		None	$269,868
					6/96 -5/99	$9.50
					6/99 -5/02	$10.45
					6/02 -5/05	$11.50
					6/05 -5/08	$12.64
A.C. Moore	Montgomeryville, PA	Retail/2003	3.2	25,497	10 years (1/03 -12/13)		Four 5-year	425,892
					1/03 -12/13	$17.00
					During first year of lease tenant received a $187,500 rent credit
BCBSS(1)	Rochelle Park, NJ	Office/1989	2.543	80,000	19 years (10/89 -9/14)		None	928,202
					10/89 -9/99	$19.25
					10/99 -9/04	$21.50
					10/04 -9/00	$22.75
					10/09 -9/14	$23.00
Babies R Us(5)	Paramus, NJ	Retail	13	39,220	20 years 11/98 -11/18		Five 5-year	253,110
					11/98 -10/03	$14.67
					11/03 -10/08	$16.13
					11/08 -10/13	$17.75
					11/13 -10/18	$19.52
Bed Bath & Beyond(2)	Overland Park, KS	Retail/1995	7.168	50,028	15 years (8/95 - 1/11)		Three 5-year	328,638
					8/95 - 7/00	$11.50
					8/00 - 7/05	$12.65
					8/05 - 1/11	$13.91
Borders Books(2)	Overland Park, KS	Retail/1995	7.168	30,000	15 years (11/95 –1/11)		Five 5-year	177,123
					12/95 -11/00	$11.00
					12/00 -11/05	$11.80
					12/05 -11/11	$12.70
CaroMont Health Stanley	Charlotte, NC	Office	3.12	8,323	15 years (1/01 -12/15)		Two 10-year	106,005
					1/01 - 12/01	$12.00
					1/02 - 12/02	$12.18
					1/03 - 12/03	$12.36
					1/04 - 12/04	$12.55
					1/05 - 12/05	$12.73
					1/06 - 12/06	$12.93
						Increases 1.015% per year
CaroMont Health Gastonia	Charlotte, NC	Office	3.38	18,654	15 years (1/01 -12/15)		Two 10-year	257,383
					1/01 - 12/01	$13.00
					1/02 - 12/02	$13.20
					1/03 - 12/03	$13.39
					1/04 - 12/04	$13.59
					1/05 - 12/05	$13.80
					1/06 - 12/06	$14.00
						Increases 1.015% per year

Tenant (Guarantor)	Property Location	Property Type/Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2005 Annual Rent
CaroMont Health Belmont	Charlotte, NC	Office	2.57	14,829	15 years (1/01 - 12/15)		Two 10-year	188,868
					1/01 -12/01	$12.00
					1/02 -12/02	$12.18
					1/03 -12/03	$12.36
					1/04 -12/04	$12.55
					1/05 -12/05	$12.73
					1/06 -12/06	$12.93
						Increases 1.015% per year
CaroMont Health Kings Mountain	Charlotte, NC	Office	3.10	3,624	15 years (1/01 – 12/15)		Two 10-year	46,156
					1/01 -12/01	$12.00
					1/02 -12/02	$12.18
					1/03 -12/03	$12.36
					1/04 -12/04	$12.55
					1/05 -12/05	$12.73
					1/06 -12/06	$12.93
						Increases 1.015% per year
Circuit City(3)	Wichita, KS	Retail/1996	5.92	37,591	20 years (11/96 - 1/17)		Five 5-year	284,145
					11/96 -10/01	$9.80
					11/01 -10/06	$10.80
					11/06 10/11} 11/11 -1/17}	The lesser of 10% or the percentage increase in CPI
GART Sports ())	Sacramento, CA	Retail/1985	2.97	40,145	20 years (8/94 - 1/15)		Two 10-year	515,216
					8/94 - 1/05	$11.51
					2/05 - 1/15	$12.95
Giant Food, Inc.(6)	Levittown, PA	Retail	4.70	40,100	20 years (8/97 - 07/17)		Four 5-year	66,406
					8/97 - 07/17	$8.28
Great Atlantic & Pacific Tea Co.(9)	Woodcliff Lake, NJ	Retail	7.26	70,000	25 years (2/96-1/21)		Eight 5-Year	191,858
					2/01 - 1/06	$24.47
					2/06 - 1/11	$25.47
					2/11 - 1/16	$26.47
					2/14 - 1/21	$28.47
Hollywood Video	Atlanta, GA	Retail/1996	0.75	7,488	15 years (12/96 - 12/11)		Three 5-year	154,388
					12/96 -11/01	$18.43
					12/01 -11/06	$20.62
					12/06 -12/11
					increase based on percentage interest in CPI not to exceed $16,564
H & R Block	Memphis, TN	Retail/1993	1.149	1,750	4 years (5/94 - 5/98, extended to 4/09)		None	17,028
					5/94 - 5/98	$9.00
					6/98 - 4/03	$9.45
					5/03 - 4/06	$9.73
					5/06 - 4/09	$10.02
LA Fitness(4)	Ft. Washington, PA	Retail/2003	7	41,000	15 years (9/03 - 8/18)		Three 5-year	370,800
					9/03 - 8/08	$18.09
					9/08 - 8/13}	Lesser of CPI
					9/13 - 8/18}	or 10%

Te nant (Guarantor)	Property Location	Property Type/ Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2005 Annual Rent
Levitz Furniture(5)	Paramus, NJ	Retail	13	91,103	20 years (6/99 - 5/19)		Three 5-year	438,118
					6/99 - 5/04	$12.49
					6/04 - 5/09	$13.12
					6/09 - 5/14	$13.77
					6/14 - 5/19	$14.46
National Amusements, Inc.(5)	New York, NY	Retail/1999	9.75	74,282	20 years (5/99 - 5/19)		Four 5-year	809,674
					6/99 - 5/04	$26.70
					6/04 - 5/09	$27.25
					6/09 - 5/14	$29.70
					6/14 - 5/19	$32.37
OfficeMax	Atlanta, GA	Retail/1996	7	23,532	20 years (6/96 - 6/16)		Four 5-year	229,437
					6/96 - 6/16	$9.75
OfficeMax(3)	Wichita, KS	Retail/1996	5.92	30,446	15 years (2/97 -1/12)		Five 5-year	205,237
					2/97 - 1/02	$9.13
					2/02 - 1/07	$9.63
					2/07 - 1/12	$10.13
The Sports Authority	Atlanta, GA	Retail/1996	7	43,393	20 years (5/96 - 5/16)		Four 5-year	357,992
					5/96 - 5/16	$8.25
Sears	San Antonio, TX	Retail/1995	3.48	34,414	15 years (10/95 -9/10)		Two 5-year	310,586
					10/95 - 9/00	$8.40
					10/00 - 9/05	$8.90
					10/05 -9/10	$9.40
Thomasville Furniture	Montgomeryville	Retail/2003	3.2	15,544	10 years (1/03 -12/13)		Two 5-year	248,868
					1/03 - 12/08	$16.00
					1/08 - 12/13	$17.60
Toys R Us(5) (Toys R Us, Inc.) (2 leases)	New York, NY	Retail/1999	9.75	63,702	20 years (7/99 -7/19)		Four 5-year	472,881
					7/99 -6/04	$17.00

7/04 - 6/09 Lesser of $1,057,706 x twice the % increase in CPI and $1,191,227

- 7/09 - 6/14 Lesser of $1,057,706 x twice the % increase in CPI and $1,310,350

- 7/14 - 7/19 Lesser of $1,057,706 x twice the % increase in CPI and $1,441,576

Tenant (Guarantor)	Property Location	Property Type/ Year Constructed	Land Area (Acres)	Net Rentable Square Feet	Base Lease Term and Annual Rents Per Net Rentable Square Foot		Renewal Options	ACRT Share of 2005 Annual Rent
United Technologies, Inc.	Plymouth, IN	Industrial/ 1994	30	105,600	15 years (12/95 -12/10)		Three 5-year	375,000
					12/95 -11/98	$2.98
					12/98 -11/01	$3.16
					12/01 -11/04	$3.35
					12/04 -11/07	$3.55
					12/07 -12/10	$3.76
Wade Odell Wade(5)	Paramus, NJ	Warehouse	13	23,355	5 years (1/02 - 8/07)		None	74,672
					1/02 - 12/05	$7.49
					1/05 - 12/07	$7.99
Walgreen Co.	Memphis, TN	Retail/1993	1.149	12,544	20 years (1/93 -12/12)		Six 5-year	141,747
					1/93 -12/12	$11.30

Total:			184.377	1,048,523				$8,245,298

(1)	ACRT owns a 51% interest in the property as a tenant-in-common interest.
(2)	ACRT owns a 49.95% interest in the property owning entity.
(3)	ACRT owns a 70% interest in the property owning entity.
(4)	ACRT owns a 50% interest in the property owning entity.
(5)	ACRT owns a 40% interest in the property as a tenant-in-common interest. Levitz declared bankruptcy under Chapter 11 of the U.S. Bankruptcy code and did not make their October 2005 rent payment. All other rent payments have been made.
(6)	ACRT owns a 20% interest in the property owning entity.
(7)	In 2003, GART Sports and The Sports Authority merged.
(8)	Property was purchased on March 4, 2004.
(9)	ACRT owns an 11.2% interest in the property owning entity. The interest was purchased on March 31, 2004.

As of December 31, 2005, the scheduled lease maturities for each of the next ten years are as follows:

Year Ended December 31,	Number of Leases	Square Footage	2005 Annual Base Rent
2006	—	—	—
2007	2	63,455	141,078
2008	1	22,359	269,868
2009	1	1,750	17,027
2010	2	140,014	685,586
2011	3	87,516	660,149
2012	2	44,740	364,012
2013	2	41,041	674,760
2014	1	80,000	928,202
2015	2	85,575	1,113,628

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

In 2005, Net Cash Flow from Operations funded $2.097 million of the total dividends paid of $3.217 million with the remainder of $1.12 million being funded primarily by distributions from unconsolidated subsidiaries and undivided interests of $1.266 million. In 2004, Net Cash Flow from Operations funded $2.083 million of the total dividends paid of $2.975 million with the remainder of $0.892 million being funded primarily by distributions from unconsolidated subsidiaries and undivided interests $1.531 million.

In addition in 2005, ACRT paid to the Class B shareholder dividends totaling $280,846 of which $118,077 were declared for the year ending 2003 and $162,769 were for the year ending 2004.

ACRT believes that cash flow from operations and distributions from unconsolidated subsidiaries will provide a portion of the capital to fund operating and administrative expenses and debt service. In addition, ACRT anticipates that cash on hand and borrowings under its secured facilities will assist in providing funds for these expenses and costs. Upon the approval of the shareholders of the Plan of Liquidation, dividends will only be paid from the proceeds of the sale of properties or upon final liquidation, as determined by the board of directors. Cash flows from operations were $2.097 million, $2.083 million and $2.368 million for 2005, 2004 and 2003, respectively.

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

Results of Operations

	Year Ended December 31,			Favorable (Unfavorable)
Selected Income Statement Data	2005	2004	2003	2005-2004	2004-2003
	(Dollars in thousands)
Rental revenues and reimbursements	$6,476	$6,043	$6,000	$433	$43
Interest income	64	145	59	(81)	86
Miscellaneous income	150	—	52	150	(52)
Interest expense	2,012	1,946	2,089	(66)	143
Depreciation and amortization expense	1,074	1,062	950	(12)	(112)
Management fees-affiliate	685	693	607	8	(86)
Property operating expenses	1,028	1,033	1,111	5	78
General and administrative	114	179	132	65	(47)
Stock based compensation	449	299	—	(150)	(299)
Professional expenses	519	497	138	(22)	(359)
Other expenses	66	92	168	26	76
Minority interest in earning of subsidiaries and undivided interests	225	222	268	(3)	46
Equity in income of unconsolidated subsidiaries	1,162	1,185	814	(23)	371
Gain on sale of investment in unconsolidated subsidiary	400	—	—	400	—
(Loss) income from discontinued operations	(136)	319	225	(455)	94
Net income	1,944	1,669	1,687	275	(18)

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

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $23,000 due to lower income from the Triangle property due to lower percentage rent and lower income from the Fort Washington property due to higher interest expense, offset by a full year of income on the Woodcliff Lake property.

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

Equity in income of unconsolidated subsidiaries and undivided interests increased by $371,000 due to a $126,000 increase in income from the Rochelle Park, New Jersey property, an $82,000 increase from the Paramus, New Jersey property which was purchased in May of 2003, a $156,000 increase from the Fort Washington, Pennsylvania property which was under construction in 2003 and did not start receiving rent until 2004, and a $42,000 increase from the ARC International Fund II investment which was made in March 2004 offset by a $35,000 decrease from Triangle Plaza due mainly to bad debt reserves related to tenant reimbursements for sidewalk repairs.

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

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income allocable to Class A and Class B common shareholders	$1,944	$1,669	$1,687
Gain on sale of investment in unconsolidated subsidiary	(400)	—	—
Depreciation and amortization of real estate	944	946	856
Amortization of leasing commissions	14	14	14
Joint venture adjustment-depreciation	582	583	418
Joint venture adjustment-amortization of leasing commissions	22	22	22

Funds from Operations	$3,106	$3,234	$2,997

Cash flow provided by operating activities	$2,097	$2,083	$2,368
Cash flow provided by (used in) investing activities	9,876	(4,760)	(7,412)
Cash flow (used in) provided by financing activities	(11,698)	1,545	6,331

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

/s/ KPMG LLP

New York, New York

February 17, 2006

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Properties
Land	$12,412,227	$14,515,922
Buildings and improvements	36,653,540	45,068,320

	49,065,767	59,584,242
Less accumulated depreciation	7,151,201	6,401,456

	41,914,566	53,182,786
Investment in unconsolidated subsidiaries and undivided interests	7,693,231	7,797,437

Total property and property investments	49,607,797	60,980,223
Cash and cash equivalents	711,853	436,264
Restricted cash	517,707	424,035
Deferred rent receivable	1,198,693	1,130,154
Rent receivable	195,088	236,867
Notes receivable-tenants	322,923	369,608
Notes receivable	—	800,000
Prepaid expenses and other assets	270,002	322,159
Deferred financing and other fees, net of accumulated amortization of $729,927 in 2005 and $624,597 in 2004	271,389	522,540
Deferred leasing costs, net of accumulated amortization of $130,518 in 2005 and $116,353 in 2004	81,949	96,114

Total assets	$53,177,401	$65,317,964

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Mortgage notes payable	$26,395,027	$32,377,883
Lines of credit	—	2,247,613
Due to related parties	45,061	45,061
Acquired unfavorable leases, net	—	2,815,460
Unearned rental revenue	31,250	31,250
Accounts payable and accrued expenses	580,567	851,859

	27,051905	38,369,126
Minority interests in consolidated subsidiaries	32,072	30,972

Total liabilities and minority interests	27,083,977	38,400,098

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized 40,000,000 shares
Class A shares – 5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares – 5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,106,429
Deferred compensation plan	747,930	299,172
Accumulated distributions in excess of net income	(6,764,283)	(5,491,083)

Total shareholders’ equity	26,093,424	26,917,866

Total liabilities and shareholders’ equity	$53,177,401	$65,317,964

The accompanying notes to consolidated financial statements are an integral part of these financial statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	December 31,
	2005	2004	2003
Revenues
Rental revenues	$5,760,642	$5,369,454	$5,366,660
Real estate tax reimbursements	715,263	673,813	633,276
Interest income	64,420	144,911	58,666
Miscellaneous income	150,000	145	52,170

Total revenues	6,690,325	6,188,323	6,110,772

Expenses
Interest expense	2,012,244	1,946,386	2,089,472
Depreciation and amortization	1,074,406	1,062,279	949,793
Management fees – affiliate	684,702	693,132	607,146
Real estate taxes	722,003	691,564	670,226
Property operating expenses	306,445	341,176	440,500
General and administrative expenses	113,813	178,693	132,460
Stock based compensation	448,758	299,172	—
Professional expenses	519,121	496,902	137,661
Other expenses	26,648	23,924	99,787
Loss on interest rate cap, net	4,103	41,624	47,287
State and local taxes	35,307	26,739	21,486

Total expenses	5,947,550	5,801,591	5,195,818

Minority interests in earnings of subsidiaries	224,611	222,350	267,902
Equity in income of unconsolidated subsidiaries and undivided interests	1,162,243	1,184,828	814,695
Gain on sale of investment in unconsolidated subsidiary	400,000	—	—

Income from continuing operations	2,080,407	1,349,210	1,461,747
(Loss) income from discontinued operations	(136,530)	319,549	225,435

Net income allocable to Class A and Class B common shareholders	$1,943,877	$1,668,759	$1,687,182

Basic:
Net income per share from continuing operations	$0.62	$0.40	$0.58

Net (loss) income per share from discontinued operations	(0.04)	0.10	0.09

Net income per share	$0.58	$0.50	$0.67

Diluted:
Net income per share from continuing operations	$0.53	$0.34	$0.57
Net (loss) income per share from discontinued operations	(0.04)	0.08	0.09

Net income per share	$0.49	$0.42	$0.66

Shares:
Weighted average shares outstanding – basic	3,348,000	3,348,000	2,518,000
Weighted average shares outstanding – diluted	3,954,000	3,954,000	2,551,000

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$1,943,877	$1,668,759	$1,687,182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,100,835	1,246,354	1,008,328
Write off of financing costs	141,376	—	—
Amortization of stock based compensation	448,758	299,172	—
Amortization of acquired unfavorable lease	(139,772)	(181,335)	—
Minority interest in earnings of subsidiaries	224,611	222,350	267,902
Impairment charge on disposed property	287,259	52,521	—
Write off TMD minority interest	26,648	23,924	99,787
Gain on sale of investment in unconsolidated subsidiary	(400,000)	—	—
Loss on interest rate cap	16,364	69,866	47,287
Equity in income of unconsolidated subsidiaries and undivided interests	(1,162,243)	(1,184,828)	(814,695)
(Increase) decrease in assets:
Restricted cash	(93,672)	(45,779)	(2,439)
Rent receivable	41,779	9,849	(8,137)
Deferred rent receivable	(68,539)	(101,628)	(37,560)
Prepaid expenses and other assets	1,451	6,669	(8,349)
Increase (decrease) in liabilities:
Due to related parties, net	—	(43,469)	43,470
Accounts payable and accrued expenses	(271,292)	9,462	157,950
Unearned rental revenue	—	31,250	(72,336)

Net cash provided by operating activities	2,097,440	2,083,137	2,368,390

Cash Flows From Investing Activities:
Payments for tenant improvements	—	(146,971)	—
Proceeds from the sale of unconsolidated subsidiary	400,000	—	—
Net proceeds from sale of property	7,362,720	2,310,027	—
Due to related party, net	—	(209,675)	82,602
Acquisition of properties	—	(7,527,285)	(6,936,939)
Investments in unconsolidated subsidiaries and undivided interests	—	(753,655)	(3,072,234)
Distributions from unconsolidated subsidiaries and undivided interests	1,266,449	1,530,778	3,361,549
Deconsolidation of Rochelle Park cash	—	—	(90,159)

	Years Ended December 31,
	2005	2004	2003
Increase in notes receivable	—	(650,000)	(795,000)
Payoff of notes receivable	800,000	645,000	—
Principal payments on notes receivable-tenants	46,685	42,052	37,877

Net cash provided by (used in) investing activities	9,875,854	(4,759,729)	(7,412,304)

Cash Flows From Financing Activities:
Mortgage notes principal amortization	(765,144)	(700,994)	(608,802)
Payoff of principal on mortgage note	(5,217,712)	—	—
Borrowings under mortgage notes payable	—	5,300,000	—
Lines of credit, net	(2,247,613)	497,613	(4,288,090)
Purchase of interest rate cap	—	(56,500)	(99,800)
Due from escrow agent	—	—	1,307,470
Deferred financing and other fees	—	(264,222)	(81,919)
Distributions to minority interest owners	(250,159)	(250,159)	(250,159)
Sale of common stock - Class A	—	—	12,211,050
Sale of common stock - Class B	—	—	1,218,178
Stock retirements	—	—	(9,000)
Offering costs paid - Class A	—	(5,310)	(1,098,609)
Offering costs paid - Class B	—	—	(129,882)
Class A and B Dividends paid	(3,217,077)	(2,975,487)	(1,839,617)

Net cash (used in) provided be financing activities	(11,697,705)	1,544,941	6,330,820

Change in cash and cash equivalents	275,589	(1,131,651)	1,286,906
Cash and cash equivalents, beginning of year	436,264	1,567,915	281,009

Cash and cash equivalents, end of year	$711,853	$436,264	$1,567,915

Supplemental Disclosure of Cash Flow Information:
Cash payments for interest	$2,208,793	$2,160,465	$2,128,866

Non-Cash Financing Activities:
Conversion of note payable to Class B common stock	$—	$—	$500,000

Conversion of placement deposit to Class B common stock	$—	$—	$63,557

The accompanying notes to consolidated financial statements are an integral part of these consolidated financial statements.

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

g.	Restricted cash - Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

h.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

i.	Amortization - Deferred financing and other fees are amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs are amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments are amortized over the estimated useful life of the underlying real estate assets.

j.	Income Taxes - ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant, as applicable.

k.	Revenue Recognition - Rental revenue from tenant operating leases which provide for scheduled rental increases are recognized on a straight-line basis over the term of the respective leases.

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 16), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $ 6,786 and $10,889, as of December 31, 2005 and 2004, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of $4,103 and $41,624 has been recorded as a loss, and included in loss on interest rate cap, net, on the accompanying consolidated statements of income for the years ended December 31, 2005 and 2004, respectively.

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ARC CORPORATE REALTY TRUST INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005, 2004 AND 2003

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of ACRT’s “disclosure controls and procedures” (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of ACRT’s management, including it’s Chief Executive Officer and its Chief Financial Officer. Based upon this evaluation, ACRT’s Chief Executive Office and its Chief Financial Officer have concluded that ACRT’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by ACRT in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by ACRT in reports filed or submitted under the Exchange Act is accumulated and communicated to ACRT’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There have been no significant changes in ACRT’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that occurred during the period covered by this annual report on Form 10-K that has materially affected or is reasonably likely to materially affect ACRT’s internal control over financial reporting.

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

	2005	2004
Audit Fees	$92,000	$85,000
Audit Related Fees	48,000	101,000

Total	$140,000	$186,000

Part IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

			Page
(a)	(1)	Financial Statements	37-41

	(2)	Financial Statement Schedule	62

	(3)	Exhibits	72

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President
Date:	July 25, 2006

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer
Date:	July 25, 2006

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

DATE: July 25, 2006