Form 10-Q/A
period 2006-03-31
ARC CORPORATE REALTY TRUST INC
filed 2006-07-25
CIK 1230358

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

EXPLANATORY NOTE

ARC Corporate Realty Trust, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A (“Amendment No. 1”) to amend our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, as filed with the Securities and Exchange Commission on May 10, 2006 and as initially amended by Amendment No. 1 on Form 10-Q/A. The purpose of this Amendment No. 2 is to respond to comments received from the Securities and Exchange Commission. Specifically, the Company has amended its disclosure in Item 1, Item 2 and Item 4.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q/A

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Balance Sheets

As of March 31, 2006 (Unaudited) and December 31, 2005

	2006	2005
Assets
Property:

Land	$11,220,810	$12,412,227
Building and improvements	31,691,826	36,653,540

	42,912,636	49,065,767
Less: accumulated depreciation	6,728,243	7,151,201

	36,184,393	41,914,566
Investment in unconsolidated subsidiaries and undivided interests	7,712,520	7,693,231

Total property and investments	43,896,913	49,607,797
Assets held for sale	5,804,233	—
Cash and cash equivalent	490,571	711,853
Restricted cash	559,194	517,707
Deferred rent receivable	928,138	1,198,693
Rent receivable	317,920	195,088
Notes receivable-tenants	310,468	322,923
Prepaid expenses and other assets, net	262,985	270,002
Deferred financing and other fees, net of accumulated amortization of $689,947 and $729,927 for 2006 and 2005, respectively	191,396	271,389
Deferred leasing costs, net of accumulated amortization of $134,059 and $130,518 for 2006 and 2005, respectively	78,408	81,949

Total assets	$52,840,226	$53,177,401

Liabilities and Shareholders’ Equity
Liabilities:

Mortgage notes payable	$20,474,785	$26,395,027
Lines of credit	1,610,000	—
Liabilities related to assets held for sale	4,106,834	—
Dividends payable-Class B	162,776	—
Due to related parties	45,061	45,061
Unearned rental revenue	31,250	31,250
Accounts payable and accrued expenses	687,877	580,567

Total liabilities	27,118,583	27,051,905

Minority interest	32,649	32,072
Shareholders’ Equity:

Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,106,429
Deferred compensation plans	1,445,579	747,930
Accumulated distributions in excess of net income	(7,866,362)	(6,764,283)

Total shareholders’ equity	25,688,994	26,093,424

Total liabilities and shareholders’ equity	$52,840,226	$53,177,401

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

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities:

Net (loss) income	$(175,726)	$594,511
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	256,972	287,391
Stock based compensation	697,649	112,189
Amortization of acquired unfavorable leases	—	(57,263)
Impairment charge	—	275,000
Gain on sale of investment in unconsolidated subsidiary	—	(400,000)
(Gain) Loss on interest rate cap	(3,065)	8,937
Write off of TMD minority interest	—	10,528
Minority interest in earnings of subsidiaries	63,117	51,683
Equity in income of unconsolidated subsidiaries and undivided interests	(263,990)	(304,641)
(Increase) decrease in assets:
Restricted cash	(41,487)	(26,749)
Rent receivable	(122,832)	(97,044)
Deferred rent receivable	35,353	(23,337)
Prepaid expenses and other assets	3,311	(120,316)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	130,810	81,166
Unearned rental revenue	—	129,493

Net cash provided by operating activities	580,112	521,548

Cash Flows from Investing Activities:

Proceeds from sale of investment in unconsolidated subsidiary	—	400,000
Distributions from unconsolidated subsidiaries and undivided interests	244,700	289,786
Decrease in notes receivable	—	800,000
Decrease in notes receivable-tenants	12,455	11,217

Net cash provided by investing activities	257,155	1,501,003

Cash Flows from Financing Activities:

Mortgage principal amortization	(228,540)	(191,641)
Payoff of principal on mortgage note payable	(1,608,367)	—
Net increase (decrease) on lines of credit	1,610,000	(875,000)
Deferred financing and other fees	(5,525)	—
Distributions to minority interest	(62,540)	(62,540)
Dividends paid	(763,577)	(763,577)

Net cash used in financing activities	(1,058,549)	(1,892,758)

Net (Decrease) Increase in Cash and Cash Equivalents	(221,282)	129,793
Cash and Cash Equivalents, Beginning of Period	711,853	436,264

Cash and Cash Equivalents, End of Period	$490,571	$566,057

Supplement Disclosure of Cash Flow Information:

Cash payments for interest	$474,970	$571,352

Non Cash Financing Activities:

Dividends payable-Class B	$162,776	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

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

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACRT, its wholly-owned subsidiaries and those majority-owned subsidiaries in which ACRT can exercise control. Investments in non- controlled entities, which include Triangle Plaza II, LLC (Note 4), Fort

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

b.	Interim Financial Statements – The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of ACRT’s operations and financial position, reference is made to the financial statements (including notes thereto) previously filed with the Securities and Exchange Commission with ACRT’s Form 10-K/A for the year ended December 31, 2005.

c.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Properties - Properties are carried at cost which includes the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings are depreciated on a straight-line basis over their estimated useful lives, which are 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT is amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2e).

e.	Purchase Accounting for the Acquisition of Real Estate – In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002, the fair value of real estate acquired is allocated to the acquired tangible assets, consisting of land and building and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the “as-if vacant” value is then allocated to land and building based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenues during expected lease up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

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

i.	Restricted Cash – Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

j.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

k.	Amortization - Deferred financing costs are amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs are amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments are amortized over the estimated useful life of the underlying real estate assets.

l.	Income Taxes - ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant, as applicable.

m.	Revenue Recognition - Rental revenue from tenant operating leases which provide for scheduled rental increases are recognized on a straight-line basis over the term of the respective leases.

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

n.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

o.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Three Months Ended March 31, (In thousands)
	2006	2005
Total weighted average Class A common shares	3,182	3,182
Total weighted average Class B common shares	166	166

Weighted average number of common shares used in calculation of basic earnings per share	3,348	3,348
Shares issuable on excersise of warrants	—	104
Shares issuable upon exercise of stock options (15% of outstanding common shares)	—	590

Weighted average number of common shares used in calculation of diluted earnings per share	3,348	4,042

p.	Recent Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123 (revised 2004), Accounting for Stock-Based Compensation (“SFAS 123R”) which supersedes Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entities equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share based payments transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R is effective for fiscal years beginning after January 1, 2006, based on new rules issued by the Securities and Exchange Commission. The adoption of this pronouncement did have any material impact on ACRT’s consolidated financial statements.

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

q.	Stock-based Compensation – On May 21, 2004, ACRT shareholders approved revisions to ACRT’s 1997 Stock Option Plan which extended the life of ACRT’s stock options from ten to fifteen years and removed all restrictions on their exercise on April 1, 2008 or upon the occurrence of certain earlier events. However, the total number of options exercised cannot exceed fifteen percent of the outstanding shares at the exercise date.

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

r.	Fair Value of Financial Instruments

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

s.	Industry Segments – ACRT operates in one industry segment, investments in credit lease properties.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

t.	Environmental Matters - Based upon management’s ongoing review of its properties, management is not aware of any environmental conditions with respect to any of ACRT’s properties, which would be reasonably likely to have a material adverse effect on ACRT. There can be no assurance, however, that the discovery of environmental conditions which were previously unknown, changes in law, the conduct of tenants or activities relating to properties in the vicinity of ACRT’s properties, will not expose ACRT to material liability in the future. Changes in law increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of ACRT’s tenants, which would adversely affect ACRT’s consolidated financial condition and results of operations.

u.	Reclassifications - Certain reclassifications were made to prior period amounts to conform with the current period presentation.

3.	PROPERTIES AND PROPERTY INVESTMENTS

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

The following is the summary balance sheet information of ARC International as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Total Assets	$19,959,286	$20,011,100
Total Liabilities	12,085,030	12,143,461
ACRT’s Investment	774,420	760,487

The following is the summary income statement information of ARC International for the three months ended March 31, 2006 and 2005:

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006 AND 2005

(UNAUDITED)

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

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

On April 11, 2006, the loan on the Overland Park, Kansas property of $6,628,000 matured and was repaid. The repayment was made by securing a $1,600,000 short term loan on the property and by drawing down $5,065,000 on ACRT’s line of credit. On June 15, 2006, ACRT sold this property for $13,600,000 to an unrelated third party and recognized a gain for financial reporting purposes.

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness LP, which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to its joint venture partner for $2,500,000 and recognized a gain for financial reporting purposes.

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

In 2006, Net Cash Flow from Operations funded $580,112 of the total dividends paid of $763,577 with the remainder of $183,465 being funded primarily by distributions from unconsolidated subsidiaries and undivided interests of $244,700. In 2005, Net Cash Flow from Operations funded $521,548 of the total dividends paid of $763,577 with the remainder of $242,029 being funded primarily from distributions from unconsolidated subsidiaries and undivided interests of $289,786.

ACRT believes that cash flow from operations and distributions from unconsolidated subsidiaries will provide a portion of the capital to fund operating and administrative expenses and debt service. In addition, ACRT anticipates that cash on hand and borrowings under its secured facilities will assist in providing funds for these expenses and costs. Upon the approval of the shareholders of the Plan of Liquidation, dividends will only be paid from the proceeds of the sale of properties or upon final liquidation, as determined by the board of directors. Cash flows from operations as reported in the consolidated statements of cash flows were $621,589 and $548,297 for he three months ended March 31, 2006 and 2005, respectively. The increase in cash flows from operations is due to an increase in payables and a decrease in tenant receivables.

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

The following table reflects the calculation of ACRT’s FFO and cash flow activities for the three months ended March 31, 2006 and 2005.

	2006	2005
	(In thousands)
Net (loss) income allocable to Class A and Class B common shareholders	$(176)	$595
Gain on sale of investment in unconsolidated subsidiary	—	(400)
Depreciation and amortization of real estate	201	200
Amortization of leasing commissions	4	4
Joint venture adjustment-depreciation and amortization of real estate	147	145
Joint venture adjustment-amortization of leasing commissions	6	6

Funds from Operations	182	550
Cash flow provided by operating activities	580	521
Cash flow provided by investing activities	257	1,501
Cash flow used in financing activities	(1,059)	(1,893)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 25th day of July, 2006.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer