Form 10-Q
period 2006-06-30
ARC CORPORATE REALTY TRUST INC
filed 2006-08-14
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

As of August 14, 2006, there were 3,181,540 Class A Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Balance Sheets

As of June 30, 2006 (Unaudited) and December 31, 2005

	2006	2005
Assets
Property:
Land	$8,449,392	$12,412,227
Building and improvements	26,430,004	36,653,540

	34,879,396	49,065,767
Less: accumulated depreciation	5,627,678	7,151,201

	29,251,718	41,914,566

Investment in unconsolidated subsidiaries and undivided interests	6,958,266	7,693,231

Total property and investments	36,209,984	49,607,797

Assets held for sale	5,806,616	—

Cash and cash equivalents	4,986,659	711,853

Restricted cash	841,642	517,707

Deferred rent receivable	548,402	1,198,693

Rent receivable	175,819	195,088

Notes receivable-tenants	—	322,923

Prepaid expenses and other assets, net	234,982	270,002

Deferred financing and other fees, net of accumulated amortization of $584,751 and $729,927 for 2006 and 2005, respectively	167,527	271,389

Deferred leasing costs, net of accumulated amortization of $59,525 and $130,518 for 2006 and 2005, respectively	34,462	81,949

Total assets	$49,006,093	$53,177,401

Liabilities and Shareholders’ Equity

Liabilities:
Mortgage notes payable	$13,757,666	$26,395,027
Liabilities related to assets held for sale	4,082,834	—
Dividends payable-Class B	162,776	—
Due to related parties	90,123	45,061
Unearned rental revenue	31,250	31,250
Accounts payable and accrued expenses	392,423	580,567

Total liabilities	18,517,072	27,051,905

Minority interest	34,832	32,072

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,106,429
Deferred compensation plans	1,634,133	747,930
Accumulated distributions in excess of net income	(3,289,721)	(6,764,283)

Total shareholders’ equity	30,454,189	26,093,424

Total liabilities and shareholders’ equity	$49,006,093	$53,177,401

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Revenues:
Rental revenues	$962,381	$1,125,175	$1,924,679	$2,080,581
Real estate tax reimbursements	118,208	133,446	233,958	283,131
Interest income	46,152	521	48,860	21,551

Total revenues	1,126,741	1,259,142	2,207,497	2,385,263

Expenses:
Interest expense	378,046	320,834	647,374	638,549
Depreciation and amortization	187,215	196,279	382,441	392,557
Asset management fees-affiliate	163,971	174,619	329,756	349,238
Real estate taxes	115,856	143,004	231,606	283,742
Property operating expenses	36,645	35,702	72,702	80,982
General and administrative expenses	26,165	18,910	64,392	68,716
Stock based compensation	188,554	112,190	886,203	224,379
Professional expenses	191,172	148,509	290,214	257,730
(Gain) loss on interest rate cap, net	(5,505)	8,773	(8,570)	6,151
State and local taxes	2,470	2,506	5,319	10,523

Total expenses	1,284,589	1,161,326	2,901,437	2,312,567

Minority interests in earnings from subsidiaries	16,826	15,319	31,394	29,306
Equity in income of unconsolidated subsidiaries and undivided interests	258,047	243,866	522,038	548,507
Gain on sale of investment in unconsolidated subsidiary	1,546,204	—	1,546,204	400,000

Income from continuing operations	1,629,577	326,363	1,342,908	991,897

Income from discontinued operations	2,947,063	189,854	3,058,007	118,831

Net income allocable to Class A and Class B common shareholders	$4,576,640	$516,217	$4,400,915	$1,110,728

Basic:
Net income per share from continuing operations	$0.49	$0.10	$0.40	$0.30
Net income per share from discontinued operations	0.88	0.05	0.91	0.03

Net income per share	1.37	0.15	1.31	0.33

Diluted:
Net income per share from continuing operations	0.40	0.08	0.33	0.24
Net income per share from discontinued operations	0.73	0.05	0.76	0.03

Net income per share	1.13	0.13	1.09	0.27

Weighted average shares outstanding-basic	3,348,000	3,348,000	3,348,000	3,348,000
Weighted average shares outstanding-diluted	4,042,000	4,042,000	4,042,000	4,042,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders' Equity

For the Six Months Ended June 30, 2006 (unaudited)

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Accumulated Distributions in Excess of Net Income	Total Shareholders' Equity
Balance, December 31, 2005	$3,182	$166	$32,106,429	$747,930	$(6,764,283)	$26,093,424
Increase in deferred compensation, net	—	—	—	886,203	—	886,203
Net income	—	—	—	—	4,400,915	4,400,915
Dividends	—	—	—	—	(926,353)	(926,353)

Balance, June 30, 2006	$3,182	$166	$32,106,429	$1,634,133	$(3,289,721)	$30,454,189

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash Flows from Operating Activities:
Net income	4,400,915	1,110,728
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	475,166	562,113
Stock based compensation	886,203	224,379
Write off of financing costs	20,952	—
Amortization of acquired unfavorable lease	—	(114,527)
Minority interest in earnings of subsidiaries	3,435,329	115,266
Impairment charge	—	324,000
Gain on sale of investment in unconsolidated subsidiary	(1,546,204)	(400,000)
Gain on sale of property	(6,137,479)	—
Write off of TMD minority interest	—	10,487
(Gain) loss on interest rate cap	(8,570)	18,412
Equity in income of unconsolidated subsidiaries and undivided interests	(522,038)	(548,507)
(Increase) decrease in assets:
Restricted cash	(323,935)	(62,353)
Rent receivable	19,269	(33,380)
Deferred rent receivable	410,176	(206,045)
Prepaid and other assets, net	30,051	(60,969)
Increase (decrease) in liabilities:
Due to related parties, net	45,062	—
Accounts payable and accrued expenses	(163,643)	86,898
Unearned rent	—	86,329

Net cash provided by operating activities	1,021,254	1,112,831

Cash Flows from Investing Activities:
Proceeds from sale of investment in unconsolidated subsidiary	2,351,980	400,000
Net proceeds from sale of property and notes receivable	13,237,255	—
Distributions from unconsolidated subsidiaries and undivided interests	451,225	675,811
Decrease in notes receivable	—	800,000
Decrease in notes receivable-tenants	20,940	22,733

Net cash provided by investing activities	16,061,400	1,898,544

Cash Flows from Financing Activities:
Mortgage notes payable	(362,760)	(385,919)
Payoff of principal on mortgage note payable	(9,816,267)	—
Borrowings under mortgage note payable	1,600,000	—
Lines of credit, net	—	(800,000)
Deferred financing and other fees	(32,677)	—
Distributions to minority interest owners	(3,432,567)	(125,080)
Dividends paid	(763,577)	(1,808,000)

Net cash used in by financing activities	(12,807,848)	(3,118,999)

Net increase (decrease) in Cash and Cash Equivalents	4,274,806	(107,624)
Cash and Cash Equivalents, Beginning of Period	711,853	436,264

Cash and Cash Equivalents, End of Period	$4,986,659	$328,640

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,037,720	$1,150,797

Non Cash Financing Activities:
Dividends payable-Class B	$162,776	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

Through June 30, 2006, ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $30,545,106 to ACRT. In addition, ACRT has raised $1,781,735 of gross proceeds representing 166,397 Class B shares from one investor, which net of offering costs, has yielded $1,564,671 to ACRT.

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

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness LP, which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to it’s joint venture partner for $2,500,000 and recognized a gain for financial reporting purposes of $1,546,204.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

On June 15, 2006, the property located in Overland Park, Kansas, leased to Borders Books and Bed, Bath and Beyond, was sold for $13,600,000 to an unrelated third party, which resulted in a gain for financial reporting purposes of $6,137,479.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of ACRT, its wholly-owned subsidiaries and those majority-owned subsidiaries in which ACRT can exercise control. Investments in non- controlled entities, which include Triangle Plaza II, LLC (Note 4), Fort Washington Fitness, L.P. (Note 5), Levittown ARC, LP (Note 6), Willow Grove ACRT, LLC (Note 9) and ARC International Fund II, LP (Note 10) are accounted for under the equity method of accounting. Additionally, ACRT’s undivided interests in the Rochelle Park property (Note 7) and the Paramus property (Note 8) are accounted for under the equity method, as ACRT maintains joint control over the properties. Under the equity method, ACRT’s investment increases as a result of contributions and its allocable share of net income and decreases as a result of distributions and its allocable share of net loss. All significant intercompany balances and transactions have been eliminated in consolidation and in the use of the equity method of accounting.

b.	Interim Financial Statements (unaudited) – The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of ACRT’s operations and financial position, reference is made to the financial statements (including notes thereto) previously filed with the Securities and Exchange Commission with ACRT’s Form 10-K for the year ended December 31, 2005.

c.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Properties - Properties are carried at cost which includes the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings are depreciated on a straight-line basis over their estimated useful lives, which are 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT is amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2e).

e.	Purchase Accounting for the Acquisition of Real Estate – In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002, the fair value of real estate acquired is allocated to the acquired tangible assets, consisting of land and building and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on of the tangible assets of an acquired property (which includes land and building) is determined by valuing the property as if it were vacant, and the “as-if vacant” value is then allocated to land and building based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses include an estimate of carrying costs during the expected lease up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rental revenues during expected lease up periods based on current market demand. Management also estimates costs to execute similar leases including leasing commissions.

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

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

In 2006, the properties located in Charlotte, North Carolina leased to CaroMont Medical Group Inc. were designated to be disposed. Based on the current sales prices, ACRT anticipates that the properties will be sold to an affiliate of the Advisor for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes. At June 30, 2006, aggregate assets held for sale (primarily property) was $5,806,616 and related liabilities (primarily mortgage notes payable) was $4,082,834.

On June 15, 2006, the property located in Overland Park, Kansas, leased to Borders Books and Bed, Bath and Beyond, was sold for $13,600,000 to an unrelated third party, which resulted in a gain for financial reporting purposes.

The following presents the operating results for the properties to be disposed of in 2006 and 2005 for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues	$495,948	$768,399	$1,007,853	$1,524,543
Expenses	(330,978)	(530,281)	(683,390)	(1,319,752)
Gain on Sale of property	6,137,479	—	6,137,479	—
Minority Interest	(3,355,386)	(48,264)	(3,403,935)	(85,960)

Net Income	$2,947,063	$189,854	$3,058,007	$118,831

g.	Properties Held for Sale – ACRT accounts for properties held for sale in accordance with SFAS No. 144. SFAS No. 144 requires that the assets and liabilities of properties that meet various criteria in SFAS No. 144 be presented separately in the balance sheet with assets and liabilities being separately stated. The operating results of these properties are reflected as discontinued operations in the statements of income.

h.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Cash and cash equivalent balances may exceed insurable limits. ACRT believes it mitigates risk by investing in or through major financial institutions.

i.	Restricted Cash - Restricted cash represents cash maintained for real estate taxes, insurance, capital expenditures and various attorney escrows from the sale of the Overland Park, Kansas property.

j.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

k.	Amortization - Deferred financing costs are amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs are amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments are amortized over the estimated useful life of the underlying real estate assets.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

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

n.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

o.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Three months Ended June 30, (In thousands)		Six months ended June 30, (In thousands)
	2006	2005	2006	2005
Total weighted average Class A common shares	3,182	3,182	3,182	3,182

Total weighted average Class B common shares	166	166	166	166

Weighted average number of common shares used in calculation of basic earnings per share	3,348	3,348	3,348	3,348

Shares issuable on excersise of warrants	104	104	104	104
Shares issuable upon exercise of stock options (15% of outstanding common shares)	590	590	590	590

Weighted average number of common shares used in calculation of diluted earnings per share	4,042	4,042	4,042	4,042

p.	Recent Accounting Pronouncements – In December 2004, the FASB issued Statement No. 123 (revised 2004), Accounting for Stock-Based Compensation (“SFAS 123R”) which supersedes Accounting Principals Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entities equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share based payments transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The cost will be recognized over the period in which an employee is required to provide services in exchange for the award. SFAS 123R is effective for fiscal years beginning after January 1, 2006, based on new rules issued by the Securities and Exchange Commission. The adoption of this pronouncement did not have any material impact on ACRT’s consolidated financial statements.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

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

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB No. 109”. FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. The adoption is not expected to have a material impact on ACRT’s consolidated financial statements.

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

Compensation expense was calculated thru December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the six months ended June 30, 2006 and 2005, ACRT recognized stock based compensation expense totaling $886,203 and $224,379, respectively. For the three months ended June 30, 2006 and 2005, ACRT recognized stock based compensation expense totaling $188,554 and $112,190 respectively.

r.	Fair Value of Financial Instruments

Cash Equivalents, Notes Receivable, Rent Receivable and Accounts Payable and Accrued Expenses

ACRT estimates that the fair value approximates carrying value due to the relatively short maturities of the instruments.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

Mortgage Notes Payable and Lines of Credit

ACRT determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this analysis, ACRT has determined that the fair value of the variable rate instruments approximates their carrying values and the fixed rate instruments are $7.4 and $14.4 million at June 30 2006 and December 31, 2005, respectively.

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

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness LP, which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to it’s joint venture partner for $2,500,000 and recognized a gain for financial reporting purposes of $1,546,204.

On June 15, 2006, the property located in Overland Park, Kansas, leased to Borders Books and Bed, Bath and Beyond, was sold for $13,600,000 to an unrelated third party, which resulted in a gain for financial reporting purposes of $6,137,479.

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

ACRT’s investment in Triangle includes costs capitalized by ACRT in the amount of $901,829. This amount, which includes the acquisition fee of $572,520, which was paid to the Advisor per the Advisory Agreement, and capitalized interest totaling $308,830, is not reflected in the underlying equity of Triangle and is being amortized over the estimated useful life of the underlying asset, which is 39 years. Amortization expense in the amount of $5,781 has been recorded in each of 2006 and 2005 and charged against ACRT’s equity in income of unconsolidated subsidiaries and undivided interests, which appears on the accompanying consolidated statements of income. ACRT earns a 12% preferred return on its investment in Triangle in the form

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

of distributions and, after a similar preferred return to the other member, receives 40% of distributable cash flow attributable to base rent and recoveries and 20% of all percentage rents. ACRT received distributions of $0 and $146,986 from cash flows attributable to base rent and recoveries for the six months ended June 30, 2006 and 2005, respectively.

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

ACRT’s investment in Triangle as of June 30, 2006 and December 31, 2005 is $3,920,501 and $3,683,237, respectively.

ACRT’s Equity in Earnings for the three months and six months ended June 30, 2006 and 2005 is $118,790, $106,288, $237,264, and $225,051, respectively. ACRT estimated its share of Triangle’s equity in earnings for the three months and six months ended June 30, 2006 based upon the equity in earnings for the period ended September 30, 2005.

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

ACRT will earn a 12% preferred return on its investment in Fort Washington from the date of investment in the form of distributions and, after a similar preferred return to the other partners, will receive 50% of the remaining distributable cash flow. ACRT received distributions of $232,975 and $60,000 for the six months ended June 30, 2006 and 2005, respectively.

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness LP, which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to it’s joint venture partner for $2,500,000 and recognized a gain for financial reporting purposes of $1,546,204.

The following is the summary balance sheet information of Fort Washington as of December 31, 2005:

December 31, 2005
Total Assets	$6,397,442
Total Liabilities	4,932,413

ACRT’s Investment	991,349

The following is the summary income statement information of Fort Washington for the two and five months ended May 30, 2006 and three and six months ended June 30, 2005:

	April 1 to May 23, 2006	Three Months Ended June 30, 2005	January 1, to May 23, 2006	Six Months Ended June 30, 2005
Rental Revenue	$123,600	$185,400	$309,000	$370,800
Operating Expenses	6,608	6,782	13,068	10,490
Interest Expense	61,819	89,327	150.879	169,090
Depreciation and Amortization	17,161	28,658	48,006	60,961

Net Income	$38,012	$60,633	$97,047	$130,259

ACRT’s Equity in Earnings	$18,559	$29,643	$47,403	$63,783

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

ACRT will earn a 9% preferred return on its investment in Levittown in the form of distributions and, after a similar preferred return to the other limited partners, all distributions in excess of 9% are allocated 50% to the limited partners and 50% to Levittown ARC Residual Partners, of which ACRT owns 63%. ACRT has received $9,000 in distributions for the six months ended June 30, 2006 and 2005, respectively.

The following is the summary balance sheet information of Levittown as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Total Assets	$3,168,025	$3,230,738
Total Liabilities	2,498,059	2,530,074

ACRT’s Investment	153,566	160,197

The following is the summary income statement information of Levittown for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental Revenue	$83,007	$83,007	$166,014	$166,014
Operating Expenses	5,527	7,858	10,110	14,029
Interest Expense	45,910	45,551	74,628	90,775
Depreciation and Amortization	34,155	34,155	68,310	68,310

Net Income (Loss)	$(2,585)	$(4,557)	$12,966	$(7,100)

ACRT’s Equity in Earnings (Loss)	$(629)	$(1,023)	$2,370	$(1,644)

ACRT expects to sell its investment in this property in 2006.

7.	INVESTMENT IN ROCHELLE PARK PROPERTY

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

On April 1, 2003, the property was refinanced. The refinancing produced excess distributable capital proceeds of approximately $2,200,000, which were distributed to ACRT. ACRT has received distributions of $76,000 and $141,000 for the six months ended June 30, 2006 and 2005, respectively.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

The following is the combined summary balance sheet information of Rochelle ACRT 1 and 2’s 51% undivided interests as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Total Assets	$4,905,280	$4,974,889
Total Liabilities	5,531,059	5,591,252

ACRT’s Investment	(539,207)	(561,090)

The following is the combined summary income statement information of Rochelle ACRT 1 and 2’s 51% undivided interests for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental Revenue	$289,551	$305,727	$573,038	$576,940
(Gain) Loss on Interest Rate Cap	(13,012)	40,570	(30,734)	(11,106)
Operating Expenses	123,471	106,732	254,887	232,601
Interest Expense	85,945	74,955	170,841	147,610
Depreciation and Amortization	40,080	40,080	80,161	80,161

Net Income	$53,067	$43,390	$97,883	$127,674

ACRT expects to sell its investment in this property in 2006.

8.	INVESTMENT IN PARAMUS PROPERTY

On May 21, 2003, ACRT acquired, through Paramus ACRT, LLC (a wholly owned subsidiary), a 40% undivided interest in a 154,768 square foot retail and warehouse property located in Paramus, New Jersey for $2,400,000 cash plus the assumption of its pro rata share of the debt and acquisition fees. The property is leased to Baby’s R Us, Levitz Furniture and Wade Odell Wade Padded Van Services. ACRT has received $133,250 and $124,300 in distributions for the six months ended June 30, 2006 and 2005, respectively.

The following is the summary balance sheet information of the Paramus ACRT’s 40% undivided interest as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Total Assets	$8,060,904	$8,164,397
Total Liabilities	5,730,244	5,765,331

ACRT’s Investment	2,633,421	2,659,051

The following is the summary income statement information of the Paramus ACRT’s 40% undivided interest for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental Revenue	$247,158	$244,035	$491,976	$488,069
Operating Expenses	39,192	36,844	75,306	72,078
Interest Expense	108,253	109,470	215,646	218,044
Depreciation and Amortization	45,102	45,102	90,204	90,204

Net Income	$54,611	$52,619	$110,820	$107,743

ACRT’s Equity in Earnings	$53,012	$51,020	$107,621	$104,544

ACRT expects to sell its investment in this property in 2006.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

ACRT will earn a 9.0% return on its investment in ARC International in the form of distributions. ACRT has received $0 distributions for the six months ended June 30, 2006 and 2005.

The following is the summary balance sheet information of ARC International as of June 30, 2006 and December 31, 2005:

	June 30, 2006	December 31, 2005
Total Assets	$20,066,746	$20,011,100
Total Liabilities	12,025,573	12,143,461

ACRT’s Investment	789,985	760,487

The following is the summary income statement information of ARC International for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Rental Revenue	$455,129	$449,303	$898,465	$898,232
Operating Expenses	24,164	23,412	50,083	46,845
Interest Expense	209,717	213,722	420,462	427,020
Depreciation and Amortization	78,686	78,685	157,373	157,373

Net Income	$142,562	$133,484	$270,547	$266,994

ACRT’s Equity in Earnings	$15,565	$14,548	$29,497	$29,099

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

11.	NOTE RECEIVABLE -TENANTS

ACRT had a note receivable from a tenant totaling $0 and $322,923 at June 30, 2006 and December 31, 2005, respectively. On June 15, 2006, the note receivable and the property located in Overland Park, Kansas, leased to Borders Books and Bed, Bath and Beyond, was sold for $13,600,000 to an unrelated third party (Note 3).

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

For the six months ended June 30, 2006 and 2005, ACRT incurred the following fees and reimbursements payable to the Advisor:

Acquisition Fee - The acquisition fee is equal to 3% of the purchase price of the investment. No acquisition fees were incurred in 2006 or 2005.

Financing Fee –The financing fee is generally equal to .5% of the principal amount financed. No financing fees were incurred in 2006 or 2005.

Asset Management Fees - Asset management fees of $329,756 and $349,238 for the six months ended June 30, 2006 and 2005, respectively, were incurred and are payable to the Advisor. The annual asset management fee is equal to 1% of the first

$36,049,000 of ACRT’s average invested assets (the base amount, as defined in the Advisory Agreement). One half of this fee, the subordinated asset management fee, is withheld by ACRT until the shareholders have been paid the Preferred Return (as defined in the Advisory Agreement). For assets in excess of the first $36,049,000, the asset management fee is equal to 0.5% of the ACRT’s average invested assets. Pursuant to the Advisory Agreement, beginning in 1999, average invested assets were subject to periodic valuation performed by a third party (as defined in the Advisory Agreement). It was agreed by the Advisor, that the 2004 valuation, which would have resulted in an increase in asset management fees, would not be used to calculate the asset management fees. Accordingly, asset management fees were calculated using the 2003 valuation.

Unpaid asset management fees included in due to related parties on the consolidated balance sheets were $90,122 and $45,061 at June 30, 2006 and December 31, 2005, respectively.

Disposition Fee – On May 23, 2006, ACRT incurred a disposition fee in the amount of $148,020 and $203,796 on the sale of the Fort Washington, Pennsylvania investment and the sale of the Overland Park, Kansas property. On August 10, 2005, ACRT incurred a disposition fee in the amount of $116,015 on the sale of the Philadelphia, Pennsylvania property leased to Barnes and Noble. The disposition fee on this sale was equal to 1.5% of the contract sales price. The disposition fee is generally equal to 3% of the contract sales price of each portfolio property, provided that 50% of the disposition fee will be paid only if the property is sold at a gain, pursuant to the Advisory Agreement.

Incentive Fee – ACRT has also agreed to pay the Advisor incentive compensation in the amount of 20% of amounts distributed to our stockholders after our stockholders have received distributions equal to the amount of their initial investment in shares of Common Stock plus a preferred return of 8%.

Stock Ownership - As of June 30, 2006, principals of the Advisor owned 44,760 shares of Class A Common Stock, which represents approximately 1.4% of the outstanding shares of Class A Common Stock of ACRT. The total amounts purchased, net of commissions, were $414,030.

Miscellaneous - ACRT agreed to reimburse the Advisor $1,250 per month for various legal functions connected with stock transfers and filings of ACRT. The reimbursements were discontinued in May 2005. These reimbursements totaled $6,250 for the six months ended 2005, and are included in professional expenses on the accompanying consolidated statements of income.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

13.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of June 30, 2006, are as follows:

2006	$2,189,590
2007	4,416,164
2008	4,282,843
2009	4,187,626
2010	4,077,256
Thereafter	18,178,659

$37,332,138

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the six months ended June 30, 2006 and 2005, the following tenants accounted for greater than 10% of rental revenues:

	2006	2005
Sports Authority	16.1%	13.8%
Bed, Bath and Beyond	11.3	11.1
Barnes and Noble	—	11.5
Office Max	10.0	8.6
CaroMont Medical	11.5	10.0

14.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $9,739,716 and $18,179,843 at June 30, 2006 and at December 31, 2005, respectively. These mortgages are secured by the respective properties with a total net book value of $12,192,864 and $21,358,469 at June 30, 2006 and at December 31, 2005, respectively. The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

On January 6, 2006, the fixed rate mortgage on the San Antonio, Texas property of $1,608,000 matured and was repaid. The repayment was made by drawing down $1,610,000 on ACRT’s existing line of credit.

On March 1, 2006, the fixed rate mortgage on the Overland Park, Kansas property of $6,627,000 matured and was extended for 120 days. On April 11, 2006, the loan on the Overland Park, Kansas property of $6,627,000 was repaid. The repayment was made by securing a $1,600,000 short term loan on the property and by drawing down $5,065,000 on ACRT’s line of credit. The $1,600,000 short term loan on the property and the $5,065,000 draw down on ACRT’s line of credit were repaid on the sale of the Overland Park, Kansas property.

ACRT had variable rate mortgages totaling $8,076,284 and $8,215,184 at June 30, 2006 and December 31, 2005, respectively. The mortgages carry variable interest rates of 206 and 225 basis points over LIBOR (4.62% at June 30, 2006). The variable rate mortgages are secured by two properties with a combined net book value of $ 9,106,229 and $9,171,429 at June 30, 2006 and December 31, 2005, respectively.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

At June 30, 2006, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2006	$322,521	—	$322,521
2007	597,818	$3,897,539	4,495,357
2008	576,742	—	576,742
2009	453,255	3,747,919	4,201,174
2010	479,848	—	479,848
Thereafter	1,081,129	6,659,229	7,740,358

	$3,511,313	$14,304,687	$17,816,000

15.	DERIVATIVE INSTRUMENTS

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500 (Note 14), ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, net was reported as an asset of $15,356 and $6,786, as of June 30, 2006 and December 31, 2005, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of $8,570 and ($6,151) has been recorded as a gain (loss) on interest rate cap, net on the accompanying consolidated statements of income (loss) for the six months ended June 30, 2006 and 2005, respectively.

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

On April 1, 2006, this credit facility matured and was extended on a temporary basis for 60 days under the existing terms. ACRT has determined that with the board of directors decision to adopt a Plan of Liquidation, this credit facilty will not be renewed.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. On April 11, 2006 $5,065,000 was drawn down on this credit faclilty and used to pay off the Overland Park, Kansas mortgage. On June 15, 2006, the property located in Overland Park, Kansas was sold and the credit facility was paid off. The total amount available under this facility at June 30, 2006 was $5,300,000.

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

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

Options granted under the Plan may be subject to various restrictions on exercise including vesting provisions and a requirement that the Class A common shares be listed on a national exchange or quoted on NASDAQ and/or the requirement that the options when exercised will not constitute an amount greater than a specified percentage of ACRT’s issued and outstanding stock. On January 21, 1998, ACRT, pursuant to the Plan previously approved by the shareholders, granted 25,000 nonqualified stock options to purchase Class A common stock to the five non-employee directors and 650,000 nonqualified stock options to purchase Class A common stock to the advisor at an exercise price of $8.50. In January 2000 and October 2003, ACRT granted each of its three additional non-employee directors an option under the Option Plan to purchase 5,000 shares of Class A common stock at an exercise price of $8.50. Each of these will vest as to 25% of such option for each full year that the non-employee Director has previously served and continues to serve as a Director of ACRT. In 1998 and 2003, three non-employee directors holding a total of 15,000 stock options retired with their stock options unexercised. These stock options were retired and are available to be re-granted. The options are not exercisable unless and until both of the following requirements are met: (a) either (i) the Class A common stock is listed for trading on any national securities exchange or quoted on any tier of the NASDAQ Stock Market or (ii) the occurrence of a Change of Control of ACRT, as defined in the Plan, the sale of all or substantially all of ACRT’s assets or adoption of a plan of liquidation by ACRT and (b) immediately prior to such exercise the number of shares of Class A common stock issued and outstanding, as a result of the exercise of the options granted under the plan, shall not exceed fifteen percent of the issued and outstanding shares of Class A common stock. At June 30, 2006, no stock options under the Plan have been exercised, all but 2,500 of the stock options granted have been vested and 75,000 are available for grant. Amendments to the Plan were recommended by the Board of Directors and approved by the shareholders of ACRT at the annual meeting held in May 2004. The Plan now allows for grants of options until March 31, 2013. In addition, the current term of outstanding stock options awarded pursuant to the Plan were extended from 10 years to 15 years and all future stock options awarded pursuant to the Plan will have a term that ends in 2013. The restrictions applicable to the exercise of the options will be removed effective April 1, 2008 or upon the occurrence of one of the events noted above.

Other Awards under the Option Plan. In addition to the incentive and non-qualified stock options available for grant under the Option Plan, the compensation committee may also award:

•	stock appreciation rights;

•	restricted stock awards;

•	phantom stock unit awards; and

•	performance share units.

There are options outstanding as of June 30, 2006, and December 31, 2005 for 675,000 shares at a weighted exercise price of $8.50.

The following are disclosures for common stock options outstanding at June 30, 2006:

Options Outstanding			Exercisable Options
Number	Exercise Price	Remaining Life (Years)	Number	Exercise Price
660,000	$8.50	2.00	660,000	$8.50
10,000	8.50	4.00	10,000	8.50
5,000	8.50	7.80	2,500	8.50

675,000	$8.50		672,500	$8.50

ARC CORPORATE REALTY TRUST, INC

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

(UNAUDITED)

Compensation expense was calculated thru December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the six months ended June 30, 2006 and 2005, ACRT recognized stock based compensation expense totaling $886,203 and $224,379, respectively.

18.	CREDIT EVENTS

On October 11, 2005, Levitz Furniture, one of the tenants in the Paramus, New Jersey property, declared bankruptcy under Chapter 11 of the U.S. Bankruptcy code. At the time of declaration, October rent totaling $99,572 was unpaid. All subsequent months have been paid. On June 16, 2006, Levitz paid all outstanding rents related to October 2005 and is now current on all rent.

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

On February 8, 2006, the board of directors declared dividends to common stock shareholders-class B for 2005 totaling $162,770. The payment of these dividends were subject to the receipt of various tax documents due from the class B shareholders, which were not provided in the second quarter of 2006.

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

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness LP, which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to it’s joint venture partner for $2,500,000 and recognized a gain for financial reporting purposes of $1,546,204.

On June 15, 2006, the property located in Overland Park, Kansas, which is partially owned by ACRT, leased to Borders Books and Bed, Bath and Beyond, was sold for $13,600,000 to an unrelated third party, which resulted in a gain for financial reporting purposes of $6,137,479.

As of June 30, 2006, ACRT owned or had interests in 18 real estate properties encompassing 927,495 rentable square feet.

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

For the six months ended June 30, 2006 and 2005, ACRT incurred an impairment charge of $0 and $275,000, respectively. The impairment charge in 2005 was on the Philadelphia, Pennsylvania property leased to Barnes and Noble, which is included in discontinued operations.

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

ACRT’s $5.5 million variable rate secured line-of-credit facility, which was scheduled to expire in April 2006, is available to finance acquisitions on a temporary basis until selective secured indebtedness can be obtained and to meet any short-term capital requirements. Interest is payable at the London Interbank Offered Rate (“LIBOR”) plus 2% on the facility and ACRT is also required to pay a commitment fee equal to 0.5% per year on the unused portion of the commitment. On April 30, 2004, with the sale of the Memphis, Tennesse property leased to Federal Express Corp., the credit facility was reduced by $1,652,387 which represented the collateral value of the Memphis property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150.

On April 1, 2006, this credit facility matured and was extended on a temporary basis for 60 days under the existing terms. ACRT has determined that with the board of directors decision to adopt a Plan of Liquidation, this credit facilty will not be renewed.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 2.25% and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at June 30, 2006 was $5,300,000.

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

Dividends paid to common shareholders were $763,577 and $1,808,000 for the six months ended June 30, 2006 and 2005, respectively.

In the first quarter of 2006, ACRT paid dividends of $763,577 of which Net Cash Flow from Operations funded $580,112 and the remainder of $183,465 was funded primarily from distributions from unconsolidated subsidiaries and undivided interests of $244,700. For the six months ended June 30, 2005, Net Cash Flow from Operations funded $1,112,831 of the total dividends paid of $1,808,000 with the remainder of $695,169 being funded primarily from distributions from unconsolidated subsidiaries and undivided interests of $675,000 and cash on hand and borrowing from ACRT’s lines of credit.

ACRT believes that cash flow from operations and distributions from unconsolidated subsidiaries will provide a portion of the capital to fund operating and administrative expenses and debt service. In addition, ACRT anticipates that cash on hand and borrowings under its secured facilities will assist in providing funds for these expenses and costs. Upon the approval of the shareholders of the Plan of Liquidation, dividends will only be paid from the proceeds of the sale of properties or upon final liquidation, as determined by the board of directors. Cash flows from operations as reported in the consolidated statements of cash flows were $1,021,254 and $1,112,831 for the six months ended June 30, 2006 and 2005, respectively.

Net cash provided by investing activities was $16,061,400 and $1,898,544 for the six months ended June 30, 2006 and 2005, respectively. Net cash provided by investing activities is related primarily to sale of properties or investments and repayments of notes receivable.

Net cash used in financing activities was $12,807,848 and $3,118,999 for the six months ended June 30, 2006 and 2005, respectively. Net cash used in financing activities is primarily dividends paid, distributions to minority interest owners and debt service payments including paydown of a mortgage loan and the line of credit.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of June 30, 2006, a total of five of ACRT’s seven consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $17.8 million, including $8.1 million in variable interest rate mortgages. As of June 30, 2006, the weighted averaged interest rate on ACRT’s outstanding mortgages was 7.83%. The scheduled principal payments as of June 30, 2006 for the next five years are as follows:

2006	$322,521
2007	597,818
2008	576,742
2009	453,255
2010	479,848

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2007	$3,897,539
2009	3,747,919

The interest rates on ACRT’s outstanding indebtedness range from 6.7% (variable rate at June 30, 2006) to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, have amounts available under its secured credit facility or obtain access to other sources of capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

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

Results of Operations for the Three Months Ended June 30, 2006 and 2005

Selected Income Statement Data	2006	2005	Favorable (Unfavorable) 2006-2005
	(Dollars in thousands)
Rental revenues and reimbursements	$1,081	$1,259	$(178)
Interest income	46	1	45
Interest expense	378	321	(57)
Depreciation and amortization expense	187	196	9
Management fees-affiliate	164	175	11
Real estate taxes	116	143	27
Property operating expenses	37	36	(1)
General and administrative taxes	26	19	(7)
Stock based compensation	189	112	(77)
Professional expenses	191	149	(42)
(Gain) Loss on interest rate cap, net	(6)	9	15
Other expenses	2	3	1
Minority interest in earnings of subsidiaries	17	15	(2)
Equity in income of unconsolidated subsidiaries and undivided interests	258	244	14
Gain on sale of unconsolidated subsidiaries and undivided interests	1,546	—	1,546

Income from discontinued operations	2,947	190	2,757
Net income	4,577	516	4,061

Rental revenues decreased by $178,000 which is primarily attributable to $160,000 of rent in 2005 on the Montgomeryville property, and to lower real estate tax reimbursements in 2006 on the Wichita, Kansas property. The decrease in real estate tax reimbursements is offset by a similar decrease in real estate tax expense.

Interest income increased by $45,000 due mainly to interest income from the loan from ACRT’s line of credit to the Overland Park, Kansas property.

Interest expense increased by $57,000 primarily due to higher interest rates in 2006 and a slightly higher average outstanding loan balance on the line of credit.

Depreciation and amortization expense decreased by $9,000 due to the slightly lower amortization of deferred financing costs in 2006.

Management fees –affiliate decreased by $11,000 due to having less properties in 2006 due to sales in 2006 and the second half of 2005.

Real estate taxes decreased by $27,000 due to lower real estate taxes on the Wichita Kansas property (see rental revenues).

General expense increased by $7,000 due primarily to higher D&O insurance.

Stock based compensation increased $77,000 due to changes in the estimated fair value of ACRT’s common stock from $12.00 to $13.50 per share in 2006.

Professional expense increased by $42,000 due to increased legal and accounting fees associated with the proxy preparation and lawsuits.

Equity in income of unconsolidated subsidiaries and undivided interests increased by $14,000 primarily due to slightly higher income from the Rochelle investment offset due primarily to gains on the value of the interest rate cap and swap offset by lower income from the Fort Washington, Pennsylvania investment due to its sale in May 2006.

Gain on sale of unconsolidated subsidiaries and undivided interests increased by $1,546,000 due to the sale of the Fort Washington, Pennsylvania investment.

Income from discontinued operations increased by $2,757,000 due primarily to the sale of the Overland Park, Kansas property.

Results of Operations for the Six Months Ended June 30, 2006 and 2005

Selected Income Statement Data	2006	2005	Favorable (Unfavorable) 2006-2005
	(Dollars in thousands)
Rental revenues and reimbursement	$2,159	$2,364	$(205)
Interest income	49	22	27
Interest Expense	647	639	(8)
Depreciation and amortization expense	383	393	10
Asset management fees-affiliate	330	349	19
Real estate taxes	232	284	52
Property operating expenses	73	81	8
General and administrative expenses	64	69	5
Stock based compensation	886	224	(662)
Professional expenses	290	258	(32)
(Gain) on interest rate cap, net	(8)	6	14
Other expenses	5	11	6
Minority interest in earnings of subsidiaries	31	29	(2)
Equity in income of unconsolidated subsidiaries and undivided interest	522	549	(27)
Gain on sale of investment in unconsolidated subsidiaries	1,546	400	1,146
Income (loss) from discontinued operations	3,058	119	2,939
Net (loss) income	4,401	1,111	3,290

Rental revenues decreased by $205,000 due to $160,000 of rent in 2005 on the Montgomeryville property and to lower real estate tax reimbursements on the Wichita, Kansas property. The decrease in real estate tax reimbursements is offset by a similar decrease in real estate tax expense.

Interest income increased by $27,000 due primarily to interest income from the loan from ACRT’s line of credit to the Overland Park, Kansas property.

Interest expense increased by $8,000 primarily due to the higher interest rates.

Depreciation and amortization expense decreased by $10,000 due to the slightly lower amortization of deferred financing costs in 2006.

Management fees –affiliate decreased by $19,000 due to having less properties in 2006 due to sales in 2006 and the second half of 2005.

Real estate taxes decreased by $52,000 to lower real estate taxes on the Wichita Kansas property (see rental revenues).

Stock based compensation increased by $662,000 due to changes in the estimated fair value of ACRT’s common stock from $12.00 to $13.50 per share in 2006.

Professional expenses increased by $32,000 due to increased legal and accounting fees associated with the proxy preparation and lawsuits.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $27,000 primarily due to lower income on the Rochelle Park investment due to higher interest expense and legal expense and by lower income from the Fort Washington, Pennsylvania investment due to its sale in May 2006.

Gain on sale of investment in unconsolidated subsidiaries was $1,546,000 in 2006 from the sale of the Fort Washington, Pennsylvania investment and $400,000 in 2005 from the sale of the Willow Grove, Pennsylvania investment.

Income from discontinued operations increased by $2,939,000 due primarily to the gain on the sale of the Overland Park, Kansas property.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At June 30, 2006, ACRT had two variable rate mortgages outstanding totaling $8.076 million and $0 outstanding on its variable rate line of credit. The mortgages bear interest at LIBOR plus 206 basis points (7.17% on $4.018 million) and LIBOR plus 225 basis points (7.36% on $4.058 million) and the line of credit bear interest at LIBOR plus 200 basis points. Had the LIBOR rate been 100 basis points higher during the six months ended June 30, 2006, ACRT’s net income would have been reduced by approximately $40,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.018 million mortgage balance at June 30, 2006, which effectively caps the LIBOR rate at 7.45% per year.

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

ITEM 1A.	There has been no material changes in ACRT’s risk factors from those disclosed in our Annual Report on Form 10K/A for the year ended December 31, 2005

ITEM 2.	Changes in Securities, Use of Proceeds and Issuers Purchase of Equity Securities- not applicable

ITEM 3.	Defaults Upon Senior Securities-not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders- not applicable

ITEM 5.	Other information- not applicable

ITEM 6.	Exhibits and Reports

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of August 2006.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer