Form 10-Q
period 2006-09-30
ARC CORPORATE REALTY TRUST INC
filed 2006-11-14
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 14, 2006, there were 3,181,540 Class A Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART 1. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Balance Sheets

September 30, 2006 (Unaudited) and December 31, 2005

	2006	2005
Assets

Property:
Land	$7,730,966	$12,412,227
Building and improvements	25,306,313	36,653,540

	33,037,279	49,065,767
Less: accumulated depreciation	5,498,749	7,151,201

	27,538,530	41,914,566

Investment in unconsolidated subsidiaries and undivided interests	6,850,814	7,693,231

Total property and investments	34,389,344	49,607,797

Assets held for sale	7,426,924	—

Cash and cash equivalents	5,795,321	711,853

Restricted cash	429,853	517,707

Deferred rent receivable	465,067	1,198,693

Rent receivable	223,790	195,088

Notes receivable-tenants	—	322,923

Prepaid expenses and other assets, net	260,216	270,002

Deferred financing and other fees, net of accumulated amortization of $599,310 and $729,927 for 2006 and 2005, respectively	152,970	271,389

Deferred leasing costs, net of accumulated amortization of $61,092 and $130,518 for 2006 and 2005, respectively	32,895	81,949

Total assets	$49,176,380	$53,177,401

Liabilities and Shareholders’ Equity

Liabilities:
Mortgage notes payable	$13,629,542	$26,395,027
Liabilities related to assets held for sale	4,065,572	—
Dividends payable-Class B	162,776	—
Due to related parties	135,184	45,061
Due to joint venture partners	384,046	—
Unearned rental revenue	70,106	31,250
Accounts payable and accrued expenses	440,709	580,567

Total liabilities	18,887,935	27,051,905

Minority interest	37,559	32,072

Shareholders’ Equity:
Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	3,182	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	166	166
Additional paid-in capital	32,106,429	32,106,429
Deferred compensation plans	1,822,686	747,930
Accumulated distributions in excess of net income	(3,681,577)	(6,764,283)

Total shareholders’ equity	30,250,886	26,093,424

Total liabilities and shareholders’ equity	$49,176,380	$53,177,401

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Income (Loss)

Unaudited

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Revenues:
Rental revenues	$902,105	$899,116	$2,703,560	$2,854,331
Real estate tax reimbursements	113,603	133,130	336,565	405,348
Interest income	58,985	603	107,845	22,154

Total revenues	1,074,693	1,032,849	3,147,970	3,281,833

Expenses:
Interest expense	290,741	314,910	938,115	953,459
Depreciation and amortization	179,989	190,633	547,972	567,440
Asset management fees-affiliate	152,793	169,679	482,549	518,917
Real estate taxes	110,679	132,519	331,289	405,348
Property operating expenses	30,910	35,689	103,612	116,671
General and administrative expenses	18,325	19,975	82,717	88,691
Stock based compensation	188,553	112,189	1,074,756	336,568
Professional expenses	196,485	172,570	486,219	422,000
Loss (gain) on interest rate cap, net	11,470	(3,016)	2,900	3,135
Other expenses	43,177	—	43,177	—
State and local taxes	6,789	6,573	11,618	17,096

Total expenses	1,229,911	1,151,721	4,104,924	3,429,325

Minority interests in earnings from subsidiaries	17,043	16,324	48,437	45,630
Equity in (loss) income of unconsolidated subsidiaries and undivided interests	(182,721)	305,876	339,316	854,383
Gain on sale of investment in unconsolidated subsidiaries	—	—	1,546,204	400,000

(Loss) income from continuing operations	(354,982)	170,680	880,129	1,061,261

(Loss) income from discontinued operations	(36,873)	78,111	3,128,930	298,258

Net (loss) income allocable to Class A and Class B common shareholders	$(391,855)	$248,791	$4,009,059	$1,359,519

Basic:
Net (loss) income per share from continuing operations	$(0.11)	$0.05	$0.26	$0.32
Net (loss) income per share from discontinued operations	(0.01)	0.02	0.94	0.09

Net (loss) income per share	(0.12)	0.07	1.20	0.41

Diluted:
Net (loss) income per share from continuing operations	(0.11)	0.04	0.22	0.26
Net (loss) income per share from discontinued operations	(0.01)	0.02	0.77	0.08

Net (loss) income per share	(0.12)	0.06	0.99	0.34

Weighted average shares outstanding-basic	3,348,000	3,348,000	3,348,000	3,348,000
Weighted average shares outstanding-diluted	3,348,000	4,042,000	4,042,000	4,042,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the Nine Months Ended September 30, 2006 (unaudited)

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Accumulated Distributions in Excess of Net Income	Total Shareholders’ Equity
Balance, December 31, 2005	$3,182	$166	$32,106,429	$747,930	$(6,764,283)	$26,093,424
Increase in deferred compensation, net	—	—	—	1,074,756	—	1,074,756
Net income	—	—	—	—	4,009,059	4,009,059
Dividends	—	—	—	—	(926,353)	(926,353)

Balance, September 30, 2006	$3,182	$166	$32,106,429	$1,822,686	$(3,681,577)	$30,250,886

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005

Unaudited

	2006	2005
Cash Flows from Operating Activities:
Net income	4,009,059	1,359,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	664,913	832,365
Write-off of financing costs	20,952	141,376
Amortization of stock based compensation	1,074,756	336,568
Amortization of acquired unfavorable lease	—	(139,772)
Minority interest in earnings of subsidiaries	3,610,038	168,167
Impairment charge	—	287,259
Gain on sale of property	(6,137,479)	—
Gain on sale of investment in unconsolidated subsidiary	(1,546,204)	(400,000)
Write off of TMD minority interest	—	22,134
Loss on interest rate cap, net	2,900	15,396
Equity in income of unconsolidated subsidiaries and undivided interests	(339,316)	(854,383)
Distributions from unconsolidated subsidiaries and undivided interests	716,825	1,075,850
(Increase) decrease in assets:
Restricted cash	87,854	(83,638)
Rent receivable	(28,702)	(77,188)
Deferred rent receivable	425,126	(97,100)
Prepaid and other assets	(19,010)	(14,017)
Increase (decrease) in liabilities:
Due to related parties	90,123	—
Accounts payable and accrued expenses	(70,031)	(130,603)
Unearned rent	44,444	46,142

Net cash provided by operating activities	2,606,248	2,488,075

Cash Flows from Investing Activities:
Proceeds from sale of investment in unconsolidated subsidiary	2,351,980	400,000
Net proceeds from sale of property and notes receivable-tenants	13,237,255	7,362,720
Decrease in note receivable	—	800,000
Decrease in notes receivable-tenants	20,940	34,553

Net cash provided by investing activities	15,610,175	8,597,273

Cash Flows from Financing Activities:
Mortgage notes payable	(515,884)	(580,982)
Paydown of principal on mortgage notes payable	(9,816,267)	(5,217,712)
Borrowings under mortgage note payable	1,600,000	—
Lines of credit, net	—	(2,247,613)
Deferred financing and other costs	(32,677)	—
Distributions to minority interest owners	(3,604,550)	(187,619)
Dividends paid	(763,577)	(2,453,500)

Net cash used in financing activities	(13,132,955)	(10,687,426)

Net increase in Cash and Cash Equivalents	5,083,468	397,922
Cash and Cash Equivalents, Beginning of Period	711,853	436,264

Cash and Cash Equivalents, End of Period	$5,795,321	$834,186

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,399,559	$1,712,603

Non Cash Financing Activities:
Due to joint venture partners	$340,869	$—
Dividends payable-Class B	$162,776	$—

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

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

On October 12, 2006, ACRT’s shareholders approved the Plan. Effective October 12, 2006, ACRT will change its basis of accounting from the going concern basis to the liquidation basis of accounting, which will require ACRT to record all of its assets and liabilities at fair market value at October 12, 2006 and at each subsequent reporting period.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) as a going concern and include the accounts of ACRT, its wholly-owned subsidiaries and those majority-owned subsidiaries in which ACRT can exercise control. Investments in non-controlled entities, which include Triangle Plaza II, LLC, Fort Washington Fitness, L.P., Levittown ARC, LP, Willow Grove ACRT, LLC and ARC International Fund II, LP are accounted for under the equity method of accounting. Additionally, ACRT’s undivided interests in the Rochelle Park property and the Paramus property are accounted for under the equity method, as ACRT maintains joint control over the properties. Under the equity method, ACRT’s investment increases as a result of contributions and its allocable share of net income and decreases as a result of distributions and its allocable share of net loss. All significant intercompany balances and transactions have been eliminated in consolidation and in the use of the equity method of accounting.

b.	Interim Financial Statements (unaudited) – The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of ACRT’s operations and financial position, reference is made to the financial statements (including notes thereto) previously filed with the Securities and Exchange Commission with ACRT’s Form 10-K and amendments thereto for the year ended December 31, 2005.

c.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Properties - Properties are carried at cost which includes the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings are depreciated on a straight-line basis over their estimated useful lives, which are 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT is amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2e).

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

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

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

In 2006, the properties located in Charlotte, North Carolina leased to CaroMont Medical Group Inc. and the property located in Norcross, Georgia leased to AT&T Wireless were designated to be disposed. Based on the current sales prices, ACRT anticipates that the Charlotte, North Carolina properties will be sold to an affiliate of the Advisor for amounts in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes. Based on the current sales price, ACRT anticipates that the Norcross, Georgia property will be sold to a third party in excess of their carrying amounts and, therefore, will result in a gain for financial reporting purposes. At September 30, 2006, aggregate assets held for sale (primarily property) was $7,426,924 and related liabilities (primarily mortgage notes payable) was $4,065,572.

The following presents the operating results for the properties to be disposed of in 2006 and 2005 for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Revenues	$224,233	$727,102	$1,248,306	$2,387,924
Expenses	(103,440)	(612,414)	(695,254)	(1,967,129)
Gain on sale of property	—	—	6,137,479	—
Minority interest	(157,666)	(36,577)	(3,561,601)	(122,537)

Net (loss) income	$(36,873)	$78,111	$3,128,930	$298,258

g.	Environmental Matters - Based upon management’s ongoing review of its properties, management is not aware of any environmental conditions with respect to any of ACRT’s properties, which would be reasonably likely to have a material adverse effect on ACRT. There can be no assurance, however, that the discovery of environmental conditions which were previously unknown, changes in law, the conduct of tenants or activities relating to properties in the vicinity of ACRT’s properties, will not expose ACRT to material liability in the future. Changes in law increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

significant unanticipated expenditures or may otherwise adversely affect the operations of ACRT’s tenants, which would adversely affect ACRT’s consolidated financial condition and results of operations.

h.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less.

Cash and cash equivalent balances may exceed insurable limits. ACRT believes it mitigates risk by investing in or through major financial institutions.

i.	Restricted Cash - Restricted cash represents cash maintained for real estate taxes, insurance, capital expenditures and various attorney escrows from the sale of the Overland Park, Kansas property.

j.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

k.	Amortization - Deferred financing costs are amortized using the straight-line method over the life of the related mortgage or line of credit, which approximates the interest method. Deferred leasing costs are amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments are amortized over the estimated useful life of the underlying real estate assets.

l.	Income Taxes - ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant, as applicable.

m.	Revenue Recognition - Rental revenue from tenant operating leases which provide for scheduled rental increases are recognized on a straight-line basis over the term of the respective leases.

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

n.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

o.	Earnings Per Share – Basic net income per share is computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	Three months Ended Sept. 30, (In thousands)		Nine months ended Sept. 30, (In thousands)
	2006	2005	2006	2005
Total weighted average Class A common shares	3,182	3,182	3,182	3,182

Total weighted average Class B common shares	166	166	166	166

Weighted average number of common shares used in calculation of basic earnings per share	3,348	3,348	3,348	3,348

Shares issuable on exercise of warrants	—	104	104	104
Shares issuable upon exercise of stock options (15% of outstanding common shares)	—	590	590	590

Weighted average number of common shares used in calculation of diluted earnings per share	3,348	4,042	4,042	4,042

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement explains key concepts that are needed to apply the definition, including “market participants,” the markets in which the company would exchange the asset or liability, and the valuation premise that follows from assumptions market participants would make about the use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

In September 2006, the SEC Staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year. SAB 108 was issued to eliminate diversity in practice for quantifying uncorrected prior year misstatements (including prior year unadjusted audit differences) and to address weaknesses in methods commonly used to quantify such misstatements (i.e., the “rollover” and “iron curtain” methods). SAB 108 does not amend the SEC’s existing guidance for evaluating the materiality of errors included in SAB 99, Materiality.

SAB 108 provides transitional guidance that allows registrants to report the effect of adoption as a cumulative effect adjustment to beginning of year retained earnings. If a cumulative effect adjustment is reported, it must be reported as of the beginning of the first fiscal year ending after November 15, 2006 (January 1, 2006 for calendar year-end companies). The cumulative effect adjustment may be reflected in the registrant’s Form 10-K for the year of adoption or, if adopted earlier, it may be reflected in any Form 10-Q filed during the year of adoption. In any event, the cumulative effect adjustment should be calculated as of the first day of the fiscal year of adoption of SAB 108. The initial application of the guidance is not expected to have a significant impact on ACRT’s consolidated financial statements.

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

Compensation expense was calculated thru December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the nine months ended September 30, 2006 and 2005, ACRT recognized stock based compensation expense totaling $1,074,756 and $336,568, respectively. For the three months ended September 30, 2006 and 2005, ACRT recognized stock based compensation expense totaling $188,553 and $112,189 respectively.

r.	Fair Value of Financial Instruments

Cash Equivalents, Notes Receivable, Rent Receivable and Accounts Payable and Accrued Expenses

ACRT estimates that the fair value approximates carrying value due to the relatively short maturities of the instruments.

Mortgage Notes Payable and Lines of Credit

ACRT determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this analysis, ACRT has determined that the fair value of the variable rate instruments approximates their carrying values and the fixed rate instruments are $7.2 million and $14.4 million at September 30, 2006 and December 31, 2005, respectively.

s.	Industry Segments – ACRT operates in one industry segment, investments in credit lease properties.

t.	Reclassifications - Certain reclassifications were made to prior period amounts to conform with the current period presentation.

3.	PROPERTIES AND PROPERTY INVESTMENTS

The following acquisitions, investments and disposals were consummated during 2006 and 2005:

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

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

ACRT had a note receivable from a tenant totaling $322,923 at December 23, 2005. On June 15, 2006, the note receivable and the property located in Overland Park, Kansas, leased to Borders Books and Bed, Bath and Beyond, was sold for $13,600,000 to an unrelated third party, which resulted in a gain for financial reporting purposes of $6,137,479.

On October 6, 2006, the property located in Norcross, Georgia leased to AT&T was sold for $2,270,000 to an unrelated third party, which resulted in a gain for financial reporting purposes.

4.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARES AND UNDIVIDED INTERESTS

ACRT investment in unconsolidated subsidiaries and undivided interest is as follows:

	% Interest	September 30, 2006	December 30, 2005
Triangle Plaza II, LLC (Triangle)	40%	$4,006,763	$3,683,237
Levittown ARC, LP (Levittown)	20%	148,417	160,196
Rochelle Park Investors LLP (Rochelle)	51%	(609,043)	(561,090)
Paramus ACRT, LLC (Paramus)	40%	2,562,882	2,659,051
ARC International Fund II, LP (ARC International)	11.2%	741,795	760,488
Fort Washington Fitness, LP (Fort Washington)	50%	—	991,349
Willow Grove ACRT, LLC (Willow Grove)	25%	—	—

Total		$6,850,814	$7,693,231

ACRT’s equity in income (loss) of unconsolidated subsidiaries and undivided interest is as follows:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005
Triangle	$(254,607)	$110,460	$(17,343)	$$335,512
Levittown	(649)	(487)	1,721	(2,130)
Rochelle	7,164	99,118	105,047	226,791
Paramus	51,461	47,325	159,081	151,868
ARC International	13,910	14,385	43,407	43,484
Fort Washington	—	35,075	47,403	98,858
Willow Grove	—	—	—	—

Total	$(182,721)	$305,876	$339,316	$854,383

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

The following is the combined summary financial information of the unconsolidated subsidiaries and undivided interest:

	September 30, 2006	December 30, 2005
Real estate	$30,496,430	$61,099,883
Other assets	4,312,716	9,704,607

Total Assets	$34,809,146	$70,804,490

Mortgage notes payable	$25,531,615	$55,876,692
Other liabilities	116,541	1,017,197
Equity	9,160,990	13,910,601

Total Liabilities and Equity	$34,809,146	$70,804,490

Rental revenue	$3,500,535	$6,785,435
Operating expenses	(585,741)	(1,334,534)
Interest expenses	(1,498,132)	(2,879,625)
Depreciation and amortization	(642,079)	(1,188,197)

Net Income	$774,583	$1,383,079

Certain of Partnership or LLC agreements for investments in real estate investment contain provisions that stipulate a disproportionate sharing of cash flow among the investors after a specified rate of return has been achieved. Accordingly, the cash flow distributed to ACRT from an investment in real estate may not be proportionate to ACRT’s ownership interest.

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

In March 2005, ACRT brought suit against its joint venture partner regarding the exercise of a right of first refusal on the purchase of ACRT’s interest in Triangle. On October 5, 2006, the New York Supreme Court ruled that ACRT must sell its Triangle investment for $5.4 million and required ACRT to return a distribution it received in 2005 of $340,869 with accrued interest of approximately $43,000. This amount appears under due to joint venture partners on the consolidated balance sheets as of September 30, 2006. As a result of the October 5, 2006 court ruling, ACRT will not receive its share of earnings from Triangle in 2006 and has ceased accounting for Triangle on the equity method.

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

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness LP, which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to it’s joint venture partner for $2,500,000 and recognized a gain for financial reporting of $1,546,204.

On October 25, 2006, the investment in the Paramus, NJ property leased to Baby’s R Us, Levitz and Wade, Odell, Wade was sold to a related party which resulted in an amount in excess of historical cost basis.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

5.	RELATED PARTY TRANSACTIONS

The Advisor performs services for ACRT pursuant to the terms of the Advisory Agreement. Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The Advisor also performs and supervises the various administrative duties of ACRT such as maintaining the books and records. The Chairman and President of ACRT is an affiliate of the Advisor. The Advisor is entitled to acquisition, financing, disposition and asset management fees.

ACRT incurred asset management fees of $482,549 and $518,917, for the nine months ended September 30, 2006 and 2005, respectively. Unpaid asset management fees included in due to related parties on the consolidated balance sheets were $135,184 and $45,061 at September 30, 2006 and December 31, 2005, respectively.

The acquisition fee is equal to 3% of the purchase price of the investment. No acquisition fees were incurred in 2006 or 2005.

The financing fee is generally equal to .5% of the principal amount financed. No financing fees were incurred in 2006 or 2005.

On May 23, 2006 and June 15, 2006, ACRT incurred disposition fees in the amount of $148,020 and $203,796 on the sales of the Fort Washington, Pennsylvania investment and the sale of the Overland Park, Kansas property, respectively. On August 10, 2005, ACRT incurred a disposition fee in the amount of $116,015 on the sale of the Philadelphia, Pennsylvania property leased to Barnes and Noble. The disposition fee on this sale was equal to 1.5% of the contract sales price. The disposition fee is generally equal to 3% of the contract sales price of each portfolio property, provided that 50% of the disposition fee will be paid only if the property is sold at a gain, pursuant to the Advisory Agreement.

ACRT has also agreed to pay the Advisor incentive compensation in the amount of 20% of amounts distributed to ACRT’s stockholders after the stockholders have received distributions equal to the amount of their initial investment in shares of Common Stock plus the preferred return of 8%.

6.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of September 30, 2006, are as follows:

2006	$1,097,794
2007	4,416,164
2008	4,282,843
2009	4,187,626
2010	4,077,256
Thereafter	18,178,659

$36,240,342

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the nine months ended September 30, 2006 and 2005, the following tenants accounted for greater than 10% of rental revenues:

	2006	2005
Sports Authority	17.1%	13.8%
Bed, Bath and Beyond	—	11.1
Barnes and Noble	—	11.5
Office Max	10.7	8.6
CaroMont Medical	12.2	10.0

7.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $9,636,517 and $18,179,843 at September 30, 2006 and at December 31, 2005, respectively. These mortgages are secured by the respective properties with a total net book value of $12,120,828 and

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

$21,358,469 at September 30, 2006 and at December 31, 2005, respectively. The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates through July 1, 2017.

On January 6, 2006, the fixed rate mortgage on the San Antonio, Texas property of $1,608,000 matured and was repaid. The repayment was made by drawing down $1,610,000 on ACRT’s existing line of credit.

In 2006, the fixed rate mortgage on the Overland Park, Kansas property of $6,627,000 was repaid.

ACRT had variable rate mortgages totaling $8,026,359 and $8,215,184 at September 30, 2006 and December 31, 2005, respectively. The mortgages carry variable interest rates of 206 and 225 basis points over LIBOR (5.33 % at September 30, 2006). The variable rate mortgages are secured by two properties with a combined net book value of $ 9,083,967 and $9,171,429 at September 30, 2006 and December 31, 2005, respectively.

At September 30, 2006, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2006	$169,397	—	$169,397
2007	597,818	$3,897,539	4,495,357
2008	576,742	—	576,742
2009	453,255	3,747,919	4,201,174
2010	479,848	—	479,848
Thereafter	1,081,129	6,659,229	7,740,358

	$3,358,189	$14,304,687	$17,662,876

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500, ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, net was reported as an asset of $3,886 and $6,786, as of September 30, 2006 and December 31, 2005, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of ($2,900) and ($3,135) has been recorded as a (loss) on interest rate cap, net on the accompanying consolidated statements of income (loss) for the nine months ended September 30, 2006 and 2005, respectively.

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 on the Philadelphia, Pennsylvania property leased to Barnes and Noble, ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap had a notional amount of $2,650,000 and the cap was coterminous with the mortgage loan. In accordance with SFAS No. 133, the interest rate cap was reflected at its fair value. In connection with the sale of the Philadelphia, Pennsylvania property on August 10, 2005 (Note 3), the interest rate cap was terminated.

8.	LINE OF CREDIT

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 225 basis points and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. On April 11, 2006, $5,065,000 was drawn down on this credit facility and used to pay off the Overland Park, Kansas mortgage. On June 15, 2006, the property located in Overland Park, Kansas was sold and the credit facility was paid off. The total amount available under this facility at September 30, 2006 was $5,300,000.

9.	STOCK OPTION PLANS

ACRT established, with the approval of the Shareholders, the 1997 Stock Option Plan (the “Plan”) for the purposes of encouraging and enabling ACRT’s officers, employees, directors and advisors to acquire a proprietary interest in ACRT. The Plan

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

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

Options granted under the Plan may be subject to various restrictions on exercise including vesting provisions and a requirement that the Class A common shares be listed on a national exchange or quoted on NASDAQ and/or the requirement that the options when exercised will not constitute an amount greater than a specified percentage of ACRT’s issued and outstanding stock. On January 21, 1998, ACRT, pursuant to the Plan previously approved by the shareholders, granted 25,000 nonqualified stock options to purchase Class A common stock to the five non-employee directors and 650,000 nonqualified stock options to purchase Class A common stock to the advisor at an exercise price of $8.50. In January 2000 and October 2003, ACRT granted each of its three additional non-employee directors an option under the Option Plan to purchase 5,000 shares of Class A common stock at an exercise price of $8.50. Each of these will vest as to 25% of such option for each full year that the non-employee Director has previously served and continues to serve as a Director of ACRT. In 1998 and 2003, three non-employee directors holding a total of 15,000 stock options retired with their stock options unexercised. These stock options were retired and are available to be re-granted. The options are not exercisable unless and until both of the following requirements are met: (a) either (i) the Class A common stock is listed for trading on any national securities exchange or quoted on any tier of the NASDAQ Stock Market or (ii) the occurrence of a Change of Control of ACRT, as defined in the Plan, the sale of all or substantially all of ACRT’s assets or adoption of a plan of liquidation by ACRT and (b) immediately prior to such exercise the number of shares of Class A common stock issued and outstanding, as a result of the exercise of the options granted under the plan, shall not exceed fifteen percent of the issued and outstanding shares of Class A common stock. At September 30, 2006, no stock options under the Plan have been exercised, all but 2,500 of the stock options granted have been vested and 75,000 are available for grant. Amendments to the Plan were recommended by the Board of Directors and approved by the shareholders of ACRT at the annual meeting held in May 2004. The Plan now allows for grants of options until March 31, 2013. In addition, the current term of outstanding stock options awarded pursuant to the Plan were extended from 10 years to 15 years and all future stock options awarded pursuant to the Plan will have a term that ends in 2013. The restrictions applicable to the exercise of the options will be removed effective April 1, 2008 or upon the occurrence of one of the events noted above.

Other Awards under the Option Plan. In addition to the incentive and non-qualified stock options available for grant under the Option Plan, the compensation committee may also award:

•	stock appreciation rights;

•	restricted stock awards;

•	phantom stock unit awards; and

•	performance share units.

There are options outstanding as of September 30, 2006, and December 31, 2005 for 675,000 shares at a weighted exercise price of $8.50.

The following are disclosures for common stock options outstanding at September 30, 2006:

Options Outstanding			Exercisable Options
Number	Exercise Price	Remaining Life (Years)	Number	Exercise Price
660,000	$8.50	2.00	660,000	$8.50
10,000	8.50	4.00	10,000	8.50
5,000	8.50	7.80	2,500	8.50

675,000	$8.50		672,500	$8.50

Compensation expense was calculated thru December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the nine months ended September 30, 2006 and 2005, ACRT recognized stock based compensation expense totaling $1,074,756 and $336,568, respectively.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

(UNAUDITED)

10.	CREDIT EVENT

On March 4, 2006, OfficeMax, one of the tenants in the Lilburn, Georgia property, closed its store at this location. OfficeMax is still responsible for all rent payments and all minimum rent payments are current under the lease, which runs through 2016.

11.	CLASS B COMMON STOCK

On February 8, 2006, the board of directors declared dividends to common stock shareholders-class B for 2005 totaling $162,770. The payment of these dividends were subject to the receipt of various tax documents due from the class B shareholders, which were not provided as of September 30, 2006.

12.	SUBSEQUENT EVENTS

On October 6, 2006, the property located in Norcross, Georgia leased to AT&T was sold for $2,270,000 to an unrelated third party, which resulted in a gain for financial reporting purposes.

On October 12, 2006, the Plan of Liquidation was approved by the shareholders.

On October 25, 2006, the investment in the Paramus, NJ property leased to Baby’s R Us, Levitz and Wade, Odell, Wade was sold for $9,121,498 to a related party.

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

As of September 30, 2006, ACRT owned or had interests in 18 real estate properties encompassing 927,495 rentable square feet.

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan is subject to the approval of ACRT’s common stockholders, by two-thirds vote. ACRT intends to sells its real estate properties on an orderly basis, to pay or provided for its liabilities and to distribute its remaining cash to its shareholders. On October 12, 2006, ACRT’s shareholders approved the Plan. Effective October 12, 2006, ACRT will change its basis of accounting from the going concern basis to the liquidation basis of accounting, which will require ACRT to record all of its assets and liabilities at fair market value at October 12, 2006 and at each subsequent reporting period.

Critical Accounting Issues

ACRT’s accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America as a going concern, which require management to make estimates that effect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the understanding of ACRT’s financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial condition and results of operations could differ materially from the current financial condition and results of operations reported based on management’s current estimates.

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

For the nine months ended September 30, 2006 and 2005, ACRT incurred an impairment charge of $0 and $287,259, respectively. The impairment charge in 2005 was on the Philadelphia, Pennsylvania property leased to Barnes and Noble, which is included in discontinued operations.

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

Liquidity and Capital Resources

On February 8, 2006 the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan was approved by ACRT’s Common stockholders, by two-thirds vote on October 12, 2006. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

Pursuant to the Plan, ACRT stopped making regular quarterly dividend payments after the first quarter of 2006.

In the first quarter of 2006, ACRT paid dividends of $763,577 of which Net Cash Flow from Operations funded $580,112 and the remainder of $183,465 was funded primarily from distributions from unconsolidated subsidiaries and undivided interests of $244,700. For the nine months ended September 30, 2005, Net Cash Flow from Operations funded $2,488,075 of the total dividends paid of $2,453,500.

As a result of the Plan of Liquidation it is unlikely that ACRT will raise any additional capital through the issuance of common stock. Furthermore, liquidity will be primarily based upon the sales of existing properties.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bears interest at LIBOR plus 2.25% and matures in five years. ACRT is required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. The total amount available under this facility at September 30, 2006 was $5,300,000. This credit facility is available to ACRT to facilitate working capital needs as it implements the Plan of Liquidation.

ACRT believes that cash flow from operations and distributions from unconsolidated subsidiaries will provide a portion of the capital to fund operating and administrative expenses and debt service. In addition, ACRT anticipates that cash on hand and borrowings under its secured facilities will assist in providing funds for these expenses and costs. As a result of the approval by the shareholders of the Plan of Liquidation, dividends will only be paid from the proceeds of the sale of properties or upon final liquidation, as determined by the board of directors. Cash flows from operations as reported in the consolidated statements of cash flows were $2,606,248 and $2,488,075 for the nine months ended September 30, 2006 and 2005, respectively.

Net cash provided by investing activities was $15,610,175 and $8,597,273 for the nine months ended September 30, 2006 and 2005, respectively. Net cash provided by investing activities is related primarily to sale of properties or investments and repayments of notes receivable.

Net cash used in financing activities was $13,132,955 and $10,687,426 for the nine months ended September 30, 2006 and 2005, respectively. Net cash used in financing activities is primarily dividends paid, distributions to minority interest owners and debt service payments including paydown of a mortgage loan and the line of credit.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of September 30, 2006, a total of five of ACRT’s seven consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $17.7 million, including $8.0 million in variable interest rate mortgages. As of September 30, 2006, the weighted averaged interest rate on ACRT’s outstanding mortgages was 7.93%. The scheduled principal payments as of September 30, 2006 for the next five years are as follows:

2006	$169,397
2007	597,818
2008	576,742
2009	453,255
2010	479,848

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2007	$3,897,539
2009	3,747,919

The interest rates on ACRT’s outstanding indebtedness range from 6.86% to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, sell the related property, have amounts available under its secured credit facility or obtain access to other sources of capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

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

Results of Operations for the Three Months Ended September 30, 2006 and 2005

Selected Income Statement Data	2006	2005	Favorable (Unfavorable) 2006-2005
	(Dollars in thousands)
Rental revenues and reimbursements	$1,016	$1,032	$(16)
Interest income	59	1	58
Interest expense	291	315	24
Depreciation and amortization expense	180	191	11
Management fees-affiliate	153	170	17
Real estate taxes	111	132	21
Property operating expenses	31	36	5
General and administrative expense	18	19	1
Stock based compensation	189	112	(77)
Professional expenses	196	173	(23)
Loss (gain) on interest rate cap, net	11	(3)	(14)
Other expenses	50	7	(43)
Minority interest in earnings of subsidiaries	17	16	(1)
Equity in income (loss) of unconsolidated subsidiaries and undivided interests	(183)	306	(489)
(Loss) income from discontinued operations	(37)	78	(115)
Net (loss) income	(392)	249	(641)

Rental revenues decreased by $16,000 which is primarily attributable to lower property operating expense reimbursements and lower real estate tax reimbursements in 2006 on the Wichita, Kansas property. The lower reimbursements are offset by lower property operating expenses and lower real estate tax expenses.

Interest income increased by $58,000 due mainly to interest income from higher cash balances and higher interest rates in 2006.

Interest expense decreased by $24,000 primarily due to lower outstanding loan balances in 2006 and offset by higher interest rates.

Depreciation and amortization expense decreased by $11,000 due to the slightly lower amortization of deferred financing costs in 2006.

Management fees –affiliate decreased by $17,000 due to having less properties in 2006 due to sales in 2006 and the second half of 2005.

Real estate taxes decreased by $21,000 due to lower real estate taxes on the Wichita Kansas property (see rental revenues).

Stock based compensation increased $77,000 due to changes in the estimated fair value of ACRT’s common stock from $12.00 to $13.50 per share in 2006.

Professional expense increased by $23,000 due to increased legal and accounting fees associated with the proxy preparation and lawsuits related to Triangle.

Other expense represents $43,000 of interest due to the joint venture partner on Triangle related to October 5, 2006 court ruling regarding the investment in Triangle.

Equity in income (loss) of unconsolidated subsidiaries and undivided interests decreased by $489,000 primarily due to $ 365,000 related to discontinuance of the equity method of accounting for Triangle and the reversal of prior period estimates of ACRT’s share of Triangle investment and to $92,000 related to lower income on the Rochelle Park investment due primarily to losses on the interest rate cap and higher interest expense and $35,000 related to lower income from the Fort Washington, Pennsylvania investment due to its sale in May 2006.

Income (loss) from discontinued operations decreased by $115,000 due primarily to lower income from the Overland Park, Kansas property due to its sale in June 2006.

Results of Operations for the Nine Months Ended September 30, 2006 and 2005

Selected Income Statement Data	2006	2005	Favorable (Unfavorable) 2006-2005
	(Dollars in thousands)
Rental revenues and reimbursement	$3,040	$3,260	$(220)
Interest income	108	22	86
Interest expense	938	953	15
Depreciation and amortization expense	548	567	19
Asset management fees-affiliate	483	519	36
Real estate taxes	331	405	74
Property operating expenses	103	116	13
General and administrative expenses	83	89	6
Stock based compensation	1,075	337	(738)
Professional expenses	486	422	(64)
Loss on interest rate cap, net	3	3	—
Other expenses	55	17	(38)
Minority interest in earnings of subsidiaries	48	46	(2)
Equity in income of unconsolidated subsidiaries and undivided interest	339	854	(515)
Gain on sale of investment in unconsolidated subsidiaries	1,546	400	1,146
Income from discontinued operations	3,129	298	2,831
Net (loss) income	4,009	1,360	2,649

Rental revenues decreased by $220,000 due to $160,000 of increased rental income in 2005 on the Montgomeryville property and to lower real estate tax reimbursements in 2006 on the Wichita, Kansas property. The decrease in real estate tax reimbursements is offset by a similar decrease in real estate tax expense.

Interest income increased by $86,000 due to interest income from the loan from ACRT’s line of credit to the Overland Park, Kansas property and to higher cash balances and to higher interest rates in 2006.

Interest expense decreased by $15,000 primarily due to lower outstanding loan balances in 2006 offset by higher interest rates.

Depreciation and amortization expense decreased by $19,000 due to the slightly lower amortization of deferred financing costs in 2006.

Management fees –affiliate decreased by $36,000 due to having less properties in 2006 due to sales in 2006 and the second half of 2005.

Real estate taxes decreased by $74,000 due to lower real estate taxes on the Wichita Kansas property (see rental revenues).

Stock based compensation increased by $738,000 due to changes in the estimated fair value of ACRT’s common stock from $12.00 to $13.50 per share in 2006.

Professional expenses increased by $64,000 due to increased legal and accounting fees associated with the proxy preparation and lawsuits related to Triangle.

Other expense increased by $38,000 due primarily to interest due the joint venture partner on Triangle related to the October 5, 2006 court ruling regarding the investment in Triangle.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $515,000 primarily due to $353,000 related to discontinuance of the equity method of accounting for Triangle and the reversal of prior period estimates of ACRT’s share of Triangle investment and to $122,000 related to lower income on the Rochelle Park investment due primarily to losses on the interest rate cap and higher interest expense and $51,000 related to lower income from the Fort Washington, Pennsylvania investment due to its sale in May 2006.

Gain on sale of investment in unconsolidated subsidiaries was $1,546,000 in 2006 from the sale of the Fort Washington, Pennsylvania investment and $400,000 in 2005 from the sale of the Willow Grove, Pennsylvania investment.

Income from discontinued operations increased by $2,831,000 due primarily to the gain on the sale of the Overland Park, Kansas property of $2,647,000.

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

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT has investments in various real estate joint ventures with varying structures. These investments include ACRT’s non-controlling interests in Triangle Plaza II, LLC, Fort Washington Fitness, L.P., Levittown ARC, LP, Willow Grove ACRT, LLC and ARC International Fund II, LP and its undivided interests in the Rochelle Park property and the Paramus property. See Item 1 Note 4 of Notes to Consolidated Financial Statements (unaudited) for information on these investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At September 30, 2006, ACRT had two variable rate mortgages outstanding totaling $8.026 million and $0 outstanding on its variable rate line of credit. The mortgages bear interest at LIBOR plus 206 basis points (7.39% on $3.993 million) and LIBOR plus 225 basis points (7.58% on $4.033 million) and the line of credit bear interest at LIBOR plus 225 basis points. Had the LIBOR rate been 100 basis points higher during the nine months ended September 30, 2006, ACRT’s net income would have been reduced by approximately $60,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $4.018 million mortgage balance at September 30, 2006, which effectively caps the LIBOR rate at 7.45% per year.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. ACRT’s management, with the participation of ACRT’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of ACRT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, ACRT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACRT’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b)	Internal Control Over Financial Reporting. There have not been any changes in ACRT’s internal control over financial reporting during the third quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACRT’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings – On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestone’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale. On April 1, 2005, ACRT’s joint venture partner filed a separate lawsuit against Whitestone compelling a sale of ACRT’s interest under the terms of the original right of first refusal.

In March 2005, ACRT brought suit against its joint venture partner regarding the exercise of a right of first refusal on the purchase of ACRT’s interest in Triangle. On October 5, 2006 the New York Supreme Court ruled that ACRT must sell it’s Triangle investment for $5.4 million and required ACRT to return a distribution it received in 2005 of $340,869 with accrued interest of approximately $43,000. This amount appears under due to joint venture partners on the consolidated balance sheets as of September 30, 2006.

As a result of the October 5, 2006 court ruling, ACRT will not receive its share of earnings from Triangle in 2006 and ceased accounting for Triangle on the equity method.

ITEM 1A.	ACRT has revised its Risk Factor disclosures from those set forth in its most recent Form 10-K. The revised Risk Factor disclosures are incorporated by reference to pages 3 through 6 of ACRT’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on September 11, 2006.

ITEM 2.	Changes in Securities, Use of Proceeds and Issuers Purchase of Equity Securities- not applicable

ITEM 3.	Defaults Upon Senior Securities-not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders- ACRT filed its definitive Schedule 14A and mailed a Proxy Statement regarding stockholder approval of a Plan of Complete Liquidation and Dissolution to its stockholders on September 11, 2006. On October 12, 2006, the Plan of Liquidation was approved by the shareholders.

ITEM 5.	Other information- not applicable

ITEM 6.	Exhibits and Reports

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14 day of November 2006.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer