Form 10-K
period 2006-12-31
ARC CORPORATE REALTY TRUST INC
filed 2007-03-15
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50727

For the fiscal year ended December 31, 2006

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

Class A Common Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d ) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of March 15, 2007, the aggregate market value of shares of Class A Common Stock held by non affiliates of the registrant was $43,974,977.

The number of shares of the registrant’s shares of Class A common stock, $.001 par value, outstanding as of March 15, 2007 was 3,181,540.

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

Business Strategy

ACRT’s principal business strategy was the acquisition of credit lease properties throughout the United States. Credit lease properties are general purpose retail, office and industrial properties which are each leased to one or more creditworthy tenants under a long term lease. The leases require tenants to pay most or all of the operating costs of the property, including, but not limited to, real estate taxes and insurance, and generally provide for periodic fixed increases in base rent or additional rent based on some index tied to inflation or a percentage of tenant sales.

Each investment is secured by both the direct corporate obligation of the creditworthy tenant as well as the underlying value of the real estate.

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan was subject to the approval of ACRT’s Common stockholders, by two-thirds vote.

On October 12, 2006, ACRT’s shareholders approved the Plan. Effective October 12, 2006, ACRT changed its basis of accounting from the going concern basis to the liquidation basis of accounting, which required ACRT to record all of its assets and liabilities at fair market value at October 12, 2006 and at each subsequent reporting period.

The Plan calls for the orderly sale of all our assets and the payment of (or provision for) our liabilities and expenses, as well as the establishment or a reserve to fund our contingent liabilities and anticipated expenses. The principal purpose of the liquidation is to maximize stockholder value by liquidating our assets and distributing net proceeds of the liquidation to our shareholders. ACRT intends to continue to market the remaining properties and to sell these properties on the most favorable terms possible. ACRT believes this marketing process is likely to maximize the consideration received for these properties. ACRT will continue to evaluate the marketing process throughout the liquidation process, however, in order to ensure the sale of the remaining properties in the most economically attractive manner. At such time as ACRT has sold its properties, satisfied its liabilities, and distributed the net proceeds of the sales to the stockholders, ACRT will cancel all outstanding shares of Common Stock, file Articles of Dissolution with the State Department of Assessments and Taxation of Maryland and ACRT will cease to exist. ACRT expects to complete the liquidation within 24 months from the adoption of the Plan by the stockholders, which was October 12, 2006.

On August 10, 2005, ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble to an affiliate.

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness, LP which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to its joint venture partner.

On June 15, 2006, the property located in Overland Park, Kansas leased to Borders Books and Bed, Bath and Beyond was sold to an unrelated third party.

On October 6, 2006, the property located in Norcross, Georgia leased to AT&T was sold to an unrelated third party.

On October 25, 2006, ACRT sold it’s tenant in common interest in the Paramus, New Jersey property leased to Baby’s R Us, Levitz Furniture and Wade, Odell, Wade to a related party.

On January 25, 2007, ACRT reached an agreement with its joint venture partners for the sale of its partnership interest in the New York, New York property leased to National Amusement and Toys R US (see Legal Item 3). The sale is expected to take place in the first quarter of 2007, however there is no assurance that the sale will be completed.

On January 29, 2007, the due diligence period for the Sacramento, California property leased to Sports Authority expired. The sale of this property for $8,250,000 is expected to take place in the first quarter of 2007, however there is no assurance that the sale will be completed.

ACRT is currently marketing all other properties for sale and has received certain offers and nonbinding letters of intent from prospective purchasers. As described in Item 2 Properties, ACRT is currently negotiating with certain prospective buyers for other properties. Please see Item 2 Properties for more detail.

As of December 31, 2006, the estimated Net Asset Value per common share for the Class A and Class B shareholders is $13.34.

Financing Strategy

ACRT acquired certain properties on an all-cash basis, by borrowing a portion of the purchase price through non-recourse, long-term fixed rate financing or by drawing upon ACRT’s secured credit facility. Long-term fixed rate financing generally was approximately 65% of the purchase price. ACRT believed that leverage enhanced shareholder returns and was appropriate for credit lease properties because the income has historically been reliable and predictable. Aggregate borrowings did not exceed 75% of the value of all properties, as determined by ACRT, unless such excess was approved by a majority of the Independent Directors.

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). On October 12, 2006, ACRT’s shareholders approved the Plan on October 12, 2006. As a result of the Plan, ACRT did not renew its lines of credit. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders. Stockholders may receive one or more liquidating dividends over the course of the liquidation. The amount of the distribution and the timing of the distribution will be determined by the sale of the properties.

Pursuant to the Plan, ACRT made its last regular quarterly dividend payments on January 31, 2006. The dividend payment totaled $763,577. On November 29, 2006, ACRT distributed $162,776 to Class B shareholders. This dividend payment represented the Class B shareholders 2005 dividend declared by the board of directors on February 8, 2006. On January 31, 2007, ACRT made its first liquidating dividend to both Class A and Class B shareholders of $2.00 per share.

Other

ACRT operates in one industry segment, investments in credit lease properties.

ITEM 1A.	RISK FACTORS

ACRT is subject to many risks in the operation of its business and implementation of the Plan of Liquidation, including the risk factors set forth below.

Risks Related to the Plan of Liquidation

There can be no assurances concerning the prices at which our portfolio properties will be sold.

We cannot give any assurances as to the price at which any of the properties we currently hold will be sold. Real estate market values are constantly changing and fluctuate with changes in interest rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In addition, environmental contamination or unknown liabilities, if any, at ACRT’s properties may adversely impact the sales price of those assets. As a result, the actual prices at which we are able to sell our properties may be less than anticipated in connection with the adoption and approval of the Plan of Liquidation, which would result in the amount available for distributions to our stockholders being less than the amount anticipated in connection with the adoption and approval of the Plan of Liquidation. The amount available for distributions may also be reduced if the expenses we incur in selling our portfolio properties are greater than anticipated.

The value of our portfolio properties may be adversely affected by environmental contamination.

Discovery of environmental contamination at one or more of our portfolio properties may have a material adverse effect on the value of the subject properties and ACRT. The value of one or more portfolio properties may be adversely affected and ACRT may be exposed to material liability as a result of discovery of environmental conditions which were previously unknown, changes in law, the conduct of tenants or activities relating to properties in the vicinity of ACRT’s properties. Changes in law increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of our tenants, which would adversely affect the value of our properties and subject ACRT to liabilities which would reduce the amount of distributions payable to our stockholders. The sale of a portfolio property will not terminate ACRT’s exposure to liability resulting from environmental contamination at that property. In the event of such liability, ACRT’s assets may continue to be subject to the liability.

One of our portfolio properties is subject to pending or threatened legal proceedings which may affect the value at which we can dispose of this property or delay disposition of this property.

ACRT owns a 51% tenant-in-common interest in a property located in Rochelle Park, NJ, which is leased to the Bergen County Board of Social Services (“BCBSS”), which has a right of first refusal with respect to a sale of the property. The estimated net value of ACRT’s interest in this property is approximately $4.8 million. BCBSS agreed to purchase ACRT’s interest and our partner’s interest, but this agreement was subsequently terminated. Despite our efforts to resolve this matter through negotiation with BCBSS, we have been unable to do so, and BCBSS has suggested that it may seek to take title to the property through a condemnation proceeding at a value less than its current market value. We cannot predict what the outcome of this dispute will be, when it will be resolved or what costs ACRT will incur in the course of resolving the dispute.

If BCBSS seeks to take title to the property through a condemnation proceeding and succeeds in doing so, the proceeding will result in a determination of the value to be paid to the owners of the property. This value may be more or less than the fair market value of this property determined by our Board of Directors. In a condemnation proceeding, ACRT would not have the potential benefit of competing offers to purchase the property, which may result in more favorable terms of sale. We would not have available the alternative of deciding not to sell the property if we determine that the proposed terms of sale are not in the best interests of our stockholders. Accordingly, the condemnation process may result in a disposition of the property on terms, which are less favorable than those which could otherwise be obtained.

There can be no assurance that ACRT will be able to make distributions pursuant to the Plan of Liquidation.

We cannot assure you that ACRT will be successful in disposing of properties for values equaling or exceeding those currently estimated by ACRT, or provide assurances as to the timing of such dispositions. If the values of ACRT’s assets decline or the costs and expenses related to such sales or related to the liquidation process, exceed those which are currently estimated by ACRT, liquidation pursuant to the Plan of Liquidation may yield distributions in lesser amounts than we have projected. No assurances can be made as to the actual amount and timing of distributions, which could be made over a substantial period of time.

The Board of Directors may amend the Plan of Liquidation even if you approve it if they determine that doing so is in the best interest of ACRT and our stockholders.

Our Board of Directors may amend the Plan of Liquidation without stockholder approval if they determine that doing so is in the best interest of ACRT and our stockholders. Thus, we may decide to conduct the liquidation differently than described in the

Proxy Statement. Further, the Board of Directors may decide not to proceed with liquidation and terminate the Plan of Liquidation without further action by our stockholders.

We own certain of our portfolio properties jointly with other parties whose consent to sale of the properties we may not be able to obtain.

ACRT jointly owns five properties. The jointly owned properties and ACRT’s percentage ownership therein are set forth under the heading “Item 2—Properties.” We estimate that the net market value of ACRT’s interests in these properties, based on our Board of Directors’ determination of the fair market value and the amount of indebtedness secured by these properties as of December 31, 2006, is approximately $11.0 million, which is approximately 27% of the aggregate net value of our property portfolio. Because of the nature of joint ownership, sale of these properties will require ACRT and its co-owners to agree on the terms of each property sale before such sale can be effected. The principal terms of sale on which we must reach agreement with the joint owners include sale price, payment terms, closing contingencies for the benefit of the buyer and post-closing obligations of the sellers to reimburse the buyer for losses incurred as a result of a breach of a representation or warranty made by the sellers with respect to the property. There can be no assurance that ACRT and its co-owners will agree on satisfactory sales terms for any of the properties. If the parties are unable to agree, the matter could ultimately go before a court of law, and a judicial partition could be sought. These legal proceedings would entail additional expense and delay in completing the sale of the jointly owned property.

We may fail to continue to qualify as a REIT, which would reduce the amount of any potential distributions.

The estimated amount of the liquidating distributions per share set forth in this Annual Report assumes that ACRT will continue to qualify as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) during the entire liquidation process and, therefore, no provision has been made for federal income taxes. There can be no assurance that ACRT will be able to maintain its REIT qualification. If we lose our REIT status, we would be taxable as a corporation for federal income tax purposes and would be liable for federal income taxes at the corporate rate with respect to our entire income from operations and from liquidating sales and distribution of our assets for the taxable year in which our qualification as a REIT terminates and in any subsequent years.

Stockholders may be liable to our creditors for the amount received from us if our reserves are inadequate.

Under Maryland law, if we make distributions to our stockholders and fail to maintain an adequate contingency reserve for payment of our expenses and liabilities, each stockholder could be held liable for payment to our creditors of such amounts owed to creditors, which we fail to pay. The liability of any stockholder would be limited to the amount of such liquidating distributions previously received by such stockholder from us. Accordingly, in such event, a stockholder could be required to return all such distributions received from ACRT. If a stockholder has paid taxes on liquidating distributions previously received, a repayment of all or a portion of such amount could result in a stockholder incurring a net tax cost if the stockholder’s repayment of an amount previously distributed does not cause a commensurate reduction in taxes payable. Any contingency reserve established by us may not be adequate to cover any expenses and liabilities.

As of December 31, 2006, ACRT’s total liabilities were approximately $31.8 million, of which approximately $17.5 million consisted of loans secured by properties we own. Our obligations under these loans will be either paid off in full or assumed by the buyers in connection with the sales of these properties. The remaining liabilities consist principally of accounts payable for expenses incurred both in the ordinary course of operating our business and reserves in connection with preparation for liquidation (approximately $13.6 million). We have established a contingency account which is reflected in the estimated $13.34 per share aggregate liquidating distributions we have used for purposes of disclosures in this Annual Report. The contingency account, in the amount of $1 million, is intended to fund payment of expenses we expect to incur in the course of implementing the liquidation. This amount also affords ACRT a reserve against possible decreases in property values attributable to changing market conditions. We continuously monitor expenses and any other foreseeable liabilities ACRT may incur in implementing the Plan of Liquidation to ensure that adequate reserves are maintained to discharge these liabilities in full.

Risks Related to the Investment Company Act of 1940

We may become subject to the Investment Company Act of 1940

If we invest our cash and/or cash equivalents in investment securities, we may be subject to regulation under the Investment Company Act of 1940, as amended (the “1940 Act”). If we are deemed to be an investment company under the 1940 Act because of our investment securities holdings, we must register as an investment company under the 1940 Act. As a registered investment company, we would be subject to the further regulatory oversight of the Division of Investment Management of the Commission, and our activities would be subject to substantial regulation under the 1940 Act. In addition, in order to come within certain exemptive rules under the 1940 Act, at least 75% of our directors would need to be “independent” under the 1940 Act and we would need to have an independent chairman. We would seek to hire an investment adviser registered under the Investment Advisers Act of 1940 to manage our assets, and such investment adviser would be entitled to management fees. We would also require the services of a custodian to maintain our securities, which custodian would be entitled to custodial fees. In addition to registering with the Commission, we would need to file annual, semi-annual and quarterly reports with the Commission, and distribute annual and semi-annual reports to our stockholders.

Although we do not intend to become an investment company and we intend to limit the investments of our assets to government securities and other investments that do not subject us to regulation under the 1940 Act, if we were deemed to have invested in investment securities and did not register under the 1940 Act, we would be in violation of the 1940 Act and we would be prohibited from engaging in business or selling our securities and could be subject to civil and criminal actions for doing so. In addition, our contracts would be voidable and a court could appoint a receiver to take control of us and liquidate us. Therefore, our classification as an investment company could materially adversely affect our business, results of operations and financial condition.

ITEM 2.	PROPERTIES

As of December 31, 2006, ACRT had 21 leases with credit tenants in 16 properties located within, or in a suburb of, the following markets: Atlanta, Georgia; Charlotte, North Carolina; Memphis, Tennessee; New York City, New York; Rochelle Park, New Jersey; Woodcliff Lake, New Jersey; Montgomeryville, Pennsylvania; Levittown, Pennsylvania; Plymouth, Indiana; Wichita, Kansas; San Antonio, Texas; and Sacramento, California.

The following is a summary of ACRT’s properties as of December 31, 2006. The 2006 Annual Base Rent represents the cash rents received for the year ended December 31, 2006. For additional information, see “Description of Properties.”

Tenant	Location	Type	Square Footage	2006 Cash Rent Received (1)	Primary Lease Term Expiration	Extension Options Through
A.C. Moore	Montgomeryville, PA	Retail	25,497	433,452	2013	2028
BCBSS	Rochelle Park, NJ	Office	80,000	928,202	2014	None
CaroMont(2)	Charlotte, NC area	Office	45,430	607,387	2015	2035
Circuit City	Wichita, KS	Retail	37,591	284,145	2017	2042
GART Sports	Sacramento, CA	Retail	40,145	520,031	2015	2035
Giant Food, Inc.	Levittown, PA	Retail	40,100	66,406	2007	None
Great Atlantic & Pacific Tea Co.	Woodcliff Lake, NJ	Retail	70,000	198,384	2021	2061
Hollywood Video	Marietta, GA	Retail	7,488	154,388	2011	2021
National Amusements, Inc. (4)	New York, NY	Retail	74,282	809,674	2019	2044
OfficeMax	Lilburn, GA	Retail	23,532	229,437	2016	2036
OfficeMax	Wichita, KS	Retail	30,446	205,237	2012	2037
Sears	San Antonio, TX	Retail	34,414	323,492	2010	2020
The Sports Authority	Lilburn, GA	Retail	43,393	357,992	2016	2036
Thomasville Furniture	Montgomeryville, PA	Retail	15,544	248,868	2013	2023
Toys R Us (3) (4)	New York, NY	Retail	63,702	472,881	2019	2039
United Technologies, Inc.	Plymouth, IN	Indus.	105,600	375,000	2010	2015
Walgreens Co. (3)	Memphis, TN	Retail	14,294	159,115	2012	2042

TOTAL:			751,458	$6,374,091

(1)

Represents ACRT’s share of the cash rent received as of December 31, 2006. ACRT only owns partial interests in the following properties: BCBSS (51%); Circuit City (70%); Great Atlantic and Pacific Tea Co. (11.2%); OfficeMax (70%); and Giant Food (20%).

(2)	Four locations in the greater Charlotte, North Carolina area.
(3)	Contains two leases.
(4)	As a result of the legal proceedings, ACRT was not entitled to any distributions from this property in 2006. See Item 3. Legal Proceedings.

As of December 31, 2006, the scheduled lease maturities for each of the next ten years are as follows:

Year Ended December 31,	Number of Leases	Square Footage	2006 Annual Base Rent
2007	1	40,100	66,406
2008	—	—	—
2009	1	1,750	17,368
2010	2	140,014	698,492
2011	1	7,488	154,388
2012	2	44,740	346,984
2013	2	41,041	674,760
2014	1	80,000	928,202
2015	5	85,575	1,127,418
2016	2	66,925	587,429

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

Disposition. In March 2007, sold this property to unrelated third party for approximately $9,700,000 (see Notes to Consolidated Financial Statements No. 15).

AT&T Wireless/Norcross (Atlanta) Property

Description. The property was located within the Oakbrook Business Park in Norcross (Atlanta), Georgia, and was leased to AT&T Wireless PCS, Inc. for an initial term of 12 years. The building was a 22,359 square foot one-story brick, masonry and glass structure that was constructed in 1996 on approximately two acres of land. Parking was provided for 57 spaces.

Lease. The property was 100% leased to AT&T Wireless PCS, Inc., a wholly owned subsidiary of AT&T Corporation, for an initial term of 12 years for general office purposes. The initial term of the lease commenced in June 1996 and was to expire in May 2008. The base rent was $212,411 and the rent increased approximately 10% every three years. The tenant was responsible for all real estate taxes, insurance, utilities and expenses of the building with the exception of roof and structural repairs.

Disposition. On October 6, 2006, ACRT sold the property for $2,270,000.

Barnes and Noble/Philadelphia Pennsylvania, Property

Description. The property was located on approximately 0.4 acres on Rittenhouse Square between 18th and 17th Street in Philadelphia, Pennsylvania. The property was owned through a condominium ownership and was 100% leased under a long-term lease to Barnes and Noble Inc. The property was constructed in 1925, renovated in 1994 and is 22,743 square feet.

Lease. The initial lease term of 20 years commenced in 1997 and was to expire in March 2017. The rent per square foot for 2004 was $27.20. The tenant was responsible for its pro rata share of real estate taxes, insurance, utilities and expenses of the building. ACRT was responsible for structural repairs including roof, slab and foundation.

Disposition. On August 10, 2005, ACRT sold the property for $7,734,375.

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

Proposed Transaction. On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement the tenant agreed to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. The contract was subsequently terminated. No further action has been taken.

Disposition. ACRT currently has a nonbinding letter of intent to sell this property for $20,500,000 to an unrelated third party, however there is no assurance that the sale will take place.

Borders Books and Bed Bath & Beyond/Overland Park Property

Description. The property was located at the intersection of 119th Street and Metcalf Avenue in Overland Park (Kansas City), Kansas, and was part of a shopping center, which included a Chili’s restaurant, a Boston Market restaurant, an Old Navy clothing store, an Ethan Allen furniture store and a multiplex movie theater. The property was 63% leased to Bed Bath and Beyond of Overland Park, Inc. for an initial term of 15 years and 37% leased to Border’s Inc. for an initial term of 15 years. Bed Bath & Beyond occupied 50,028 square feet and Borders Books occupied 30,000 square feet. The property was an 80,028 square foot retail facility on 7.168 acres of land and was constructed in 1995. Parking was provided for approximately 516 spaces.

Bed Bath & Beyond Lease. The property was approximately 63% leased to Bed Bath & Beyond of Overland Park, Inc. for use as a retail facility. The lease was guaranteed by the parent company, Bed Bath & Beyond, Inc. The initial lease term of 15 years commenced in August 1995 and was to expire in January 2011. The tenant had three successive options to extend the term of the lease for additional periods of five years each with rent increases of 10% for each five-year period. Base rent was $575,322 and the rent increased to $632,854 in year six and to $695,889 in year eleven for the duration of the term. The tenant was responsible for maintenance of its premises. ACRT was responsible for structural elements including the roof, flashings, exterior walls and floor slab and all utility lines and connections servicing the premises but located outside thereof. Maintenance of HVAC systems was ACRT’s responsibility for the first twelve months and thereafter was the tenant’s sole responsibility. The tenant was obligated to pay its pro-rata share of common area charges and reimbursed ACRT for its pro-rata share of real estate taxes and insurance premiums. The tenant was responsible for all utility usage charges.

The tenant had been granted an exclusive with respect to several of the parcels comprising the shopping center for its sale of linens and domestics, bathroom accessories, housewares, home furnishings, wall and floor coverings, decorative accessories, closet and shelving systems, and other items typically sold in Bed Bath & Beyond stores. Other merchants in the parcels affected by the restrictions may sell the same items on an incidental basis.

Borders Inc. Lease. The property was 37% leased to Borders, Inc. for use as a retail facility. The lease to Borders, Inc. was guaranteed by the parent company, Borders Group Inc. The initial lease term of 15 years commenced in November 1995 and was to expire in January 2011. The tenant had five successive options to extend the term for additional periods of five years each with rent increases of 7.5% for each five year period. Initial base rent was $330,000 and the rent increased to $354,000 in year six and to $381,000 in year eleven for the duration of the term. In addition, supplemental annual rent was paid to ACRT in repayment of an improvement allowance granted to the tenant at an interest rate of 10.5% per year over the initial term of the lease in equal monthly installments.

The tenant was responsible for maintenance of the premises with the exception of the roof, floor slab, parapets, flashing, outer walls, capital improvements, structural portions, and underground utility installations, electrical conduits and wire. The tenant was obligated to reimburse ACRT for the tenant’s pro-rata share of common area charges, real estate taxes and insurance premiums. With regard to common area maintenance and real estate taxes, the tenant received a “Most Favored Tenant” status whereby the tenant will receive the most favorable terms of any tenant on the property. The tenant was responsible for all utility charges.

The tenant had been granted an exclusive on the property for the sale of books, periodicals, video products and/or music products unless the subject matter is directly related but ancillary to the primary use of another tenant and not more than 100 square feet are devoted to the display of such items.

Disposition. On June 15, 2006, ACRT sold this property for $13,600,000.

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

Location	Lot Size (acres)	Building Size (s.f.)	Lease Term	2006 Annual Rent
2711 X-Ray Dr. CaroMont Hosp. Campus Gastonia, NC	3.38	18,654	15 years	$261,243

209 Park St. Belmont, NC	2.57	14,829	15 years	$191,700

700 N. Main St. Stanley, NC	3.12	8,323	15 years	$107,595

214 N. Cleveland Ave. Kings Mountain, NC	3.10	3,624	15 years	$46,849

Disposition. In 2001, ACRT sold three of the original seven properties for $1,724,206, net of closing costs and broker commissions. In March 2007, ACRT sold the remaining properties to an unrelated third party for approximately $9,206,000 (see Notes to Consolidated Financial Statements No. 15).

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

Disposition. In March 2007, ACRT sold this property to an unrelated third party for approximately $8,760,000 (see Notes to Consolidated Financial Statements No. 15).

Federal Express/Memphis Property

Description. The property was located in the MIAC Industrial Park at the intersection of Memphis International Airport Center Drive and Prescott Boulevard. The property was adjacent to Memphis International Airport and was approximately one-half mile from Federal Express World Headquarters. The property was 100% leased to Federal Express Corporation for an initial term of ten years. The property was a 30,000 square foot one-story brick, glass, and concrete tilt wall steel frame structure on 4.13 acres which was constructed in 1994. The paved parking area had 145 spaces.

Lease. The property was 100% leased to Federal Express Corporation for use as an office/training center. The initial lease term of approximately 10 years commenced in February 1994 and expired in February 2004. The tenant had one renewal option of five years. The rent was $279,300 per year during the first five years of the initial term and $296,100 during the final five years of the initial term. On January 15, 2004, ACRT entered into a lease extension on this property through February 14, 2009 at the following rents: February 2004 to February 2007, $210,000 per year and February 2007 to February 2009, $240,000 per year. In addition, ACRT was obligated to pay a tenant improvement allowance of $146,971 to the tenant. The tenant was responsible for utilities, non-structural maintenance and repairs, insurance, common area maintenance, landscaping and property taxes.

Federal Express had the option during the initial term of the lease to lease an addition to the building of up to 7,500 square feet to be erected in order to enlarge the floor area of the building; provided, however, that if the tenant exercised its right to expand on or after the eighth anniversary of the commencement date, tenant had to simultaneously exercise its option to renew. The basic rent under the lease was to be increased by an amount mutually agreeable to landlord and tenant for the period from the date of completion of the expansion.

Disposition. On April 30, 2004, the property was sold for approximately $2,325,000.

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

Disposition. In March 2007, ACRT sold this property to an unrelated third party for $8,250,000 (see Notes to Consolidated Financial Statements No. 15).

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

Disposition. ACRT is currently marketing this property for sale.

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

Lease. The property is 100% leased to Hollywood Entertainment Corporation for use as a Hollywood Video store. The initial lease term of 15 years commenced in December 1996 and expires in December 2011. The tenant has two five-year renewal options. The initial annual base rent was $138,031 for the first five years with an adjustment in year six to $154,388, which was based upon the percentage increase in the Consumer Price Index for All Urban Consumers, provided that the increase did not exceed 12% of the annual rent during the first five-year period. Annual base rent during the renewal terms are determined in accordance with the same formula. The tenant is responsible for all real estate taxes, insurance premiums, utilities, operating expenses and roof and structure maintenance.

Disposition. In March 2007, ACRT sold this property to an unrelated third party for approximately $2,206,000 (see Notes to Consolidated Financial Statements No. 15).

LA Fitness/Ft. Washington Property

Description. The property was located in Ft. Washington, Montgomery County, Pennsylvania on seven acres of land at the intersection of Virginia Drive and Office Center Drive. The approximately 41,000 square foot building was completed in December 2003 and was leased to L.A. Fitness with a January 2004 rent commencement date. There was on-site parking with 289 spaces.

Lease. The property was 100% leased to L.A. Fitness International. The initial lease term of fifteen years commenced in January 2004. The tenant had three five-year renewal options at an increased rental. The base rent for years one through five was $741,600. The rent increased every five years by the lesser of CPI or 10%. The tenant was responsible for all property expenses and real estate taxes.

Acquisition. ACRT held a 50% limited partnership interest in Fort Washington Fitness, LP, a Pennsylvania limited partnership. The remaining 50% partnership interest in Fort Washington Fitness, LP was held by Cedar Shopping Centers, Inc., an NYSE-listed REIT (“CDR”). ACRT was entitled to a 12% preferred return on its equity investment and has a priority with respect to refinancing and sale proceeds distributed to the partners.

Disposition. On May 23, 2006, ACRT sold its partnership interest in this property for $2,500,000.

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

Joint Venture. In June 1998, ACRT acquired a 40% interest in Triangle Plaza II LLC, a New York limited liability company (“TP II LLC). The remaining 60% of the TP II LLC interests are held by Triangle. The day-to-day management of the property will be performed by an entity controlled by Triangle. ACRT is entitled to a 12% preferred return on its equity invested and has a preferred position with respect to refinancing or sales proceeds distributed. ACRT has a right of first refusal and tag along rights if Triangle desires to sell all or a portion of the property or Triangle’s interest in TP II LLC.

Proposed Transaction. On March 25, 2005, Whitestone Triangle LP (“Whitestone”), a wholly owned subsidiary of ACRT and the 40% owner of the New York City property, brought suit against its joint venture partner regarding the exercise of a right of first refusal to purchase ACRT’s interest in the property. On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestone’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale.

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

On October 5, 2006, the New York State Supreme Court ruled that ACRT must sell it’s Triangle investment for $5.469 million and required ACRT to return the distributions it received in 2005 of $340,869 with accrued interest.

On January 25, 2007, ACRT reached an agreement with its joint venture partner to sell it’s investment for $5.469 million. Under the agreement, ACRT will retain the $340,869 in distributions received in 2005.

In March 2007, ACRT sold its partnership interest to its joint venture partner for $5,469,000 (see Notes to Consolidated Financial Statements No. 15).

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

Disposition. In March 2007, ACRT sold this property to an unrelated third party for $7,929,000 (see Notes to Consolidated Financial Statements No. 15).

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

Disposition. ACRT is currently marketing this property for sale.

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

Disposition. ACRT is currently marketing this property for sale.

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

Disposition. In March 2007, ACRT sold this property to an unrelated third party for $2,200,000 (see Notes to Consolidated Financial Statements No. 15).

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

Acquisition. In March 2003, ACRT formed Levittown-ARC, LP and acquired the property. ACRT invested $200,000 for a 20% limited partnership interest in Levittown-ARC LP and the remaining 80% interest is owned by third party investors. ACRT also receives an additional 32% of the available cash flow or capital proceeds in excess of a 9% preferred return to the limited partners.

Disposition. ACRT is currently marketing this property for sale.

Levitz, Babies R Us, Wade Odell Wade/Paramus, New Jersey Property

Description. The property was located on approximately 13 acres on Route 17 in Paramus, New Jersey. The property was 100% leased under long-term leases. The property was constructed in 1974, renovated in 1998 and was approximately 154,000 square feet.

Levitz Lease. The property was leased to Levitz Furniture under a long-term lease that was at below market rent. Levitz occupied 91,103 square feet of two-story retail space for an initial term expiring in 2019 at a rent of $12.49 per square foot. Levitz was responsible for all property expenses. On October 11, 2005, Levitz declared bankruptcy under Chapter 11 of the U.S. Bankruptcy code. At the time of declaration, rent totaling $99,572 related to October was unpaid. All subsequent months were paid. On June 16, 2006, Levitz paid all outstanding rents related to October 2005.

Babies R Us Lease. The property was leased to Babies R Us under a long-term lease that was at below market rent. Babies R Us occupied 39,220 square feet of single story retail space for an initial term expiring in 2018 at a rent of $14.74 per square foot.

Wade Odell Wade Lease. The property was leased to Wade Odell Wade under a five-year lease term at market rent. Wade Odell Wade, a United Van Lines padded van service, occupied 23,355 square feet of warehouse space at the rear of the building for an initial term expiring in 2007 at a rent of $7.50 per square foot.

Disposition On October 25, 2006, ACRT sold it’s tenant in common interest in this property to a related party for approximately $9,121,000.

Willow Grove Property

Description. The development property was located in Willow Grove, Pennsylvania at the intersection of Route 611 and Route 276. The 12 acre site was expected to be developed as a hotel and theme restaurant park.

Acquisition. On October 3, 2003, ACRT, through Willow Grove ACRT, LLC (“Willow Grove ACRT”), a wholly owned subsidiary of ACRT, entered into an operating agreement with Willow Grove, LLC. Willow Grove ACRT had a 25% member interest in Willow Grove, LLC. Additionally, Willow Grove ACRT was to fund up to a maximum of $550,000 in the form of a loan ( “Willow

Grove Loan”), to Willow Grove, LLC at an interest rate of 12% per year payable monthly. The Willow Grove Loan was to mature on April 1, 2006. The purpose of the Willow Grove Loan was to fund pre-construction costs in connection with the development of 12 acres of land located in Willow Grove, Pennsylvania. The Willow Grove Loan was secured by a second mortgage on 42 acres of land held by an affiliate of the managing member of Willow Grove, LLC. Willow Grove ACRT was not required to make any capital contributions in excess of the maximum amount of the Willow Grove Loan.

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

Disposition. On January 20, 2005, the board of directors agreed to amend the Willow Grove agreement to accept repayment of the outstanding loan balance of $800,000 plus all outstanding and accrued interest within ninety days in lieu of waiting the remaining fifteen months outstanding on the term of the loan, as stated in the original agreement. After repayment of the loan balance, ACRT’s investment in Willow Grove was zero. Additionally, ACRT agreed to sell its membership interest in Willow Grove to the other Willow Grove member and an affiliate of the Advisor for $400,000, resulting in a gain of $400,000 for financial reporting purposes. The transaction was completed on February 15, 2005.

ITEM 3.	LEGAL PROCEEDINGS

On August 22, 2004, ACRT was named as a defendant in a suit involving the tenant in the Rochelle Park, NJ property. The tenant’s suit claims, among other issues, that they were not given proper notice to effect their right of first refusal in connection with the tenant-in-common sale of a portion of the property in March of 2003. On January 25, 2005, the tenant in the Rochelle Park, NJ property signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement, the tenant entered into a contract to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. This contract was subsequently terminated. No further action has been taken.

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

On October 31, 2005, ACRT’s request for summary judgment against its joint venture partner regarding the joint venture partner’s exercise of a right of first refusal to purchase ACRT’s interest in the New York, NY property was denied. Summary judgment was found in favor of its joint venture partner in enforcement of the right of first refusal to purchase ACRT’s interest as now written. ACRT appealed this ruling.

On October 5, 2006, the New York State Supreme Court ruled that ACRT must sell it’s Triangle investment for $5.4 million and required ACRT to return a distribution it received in 2005 of $340,869 with accrued interest. On January 25, 2007, ACRT and it’s joint venture partner reached an agreement whereby ACRT will sell its partnership interest in the New York property for $5,469,450 and ACRT will retain all distributions received in 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ACRT filed its definitive Schedule 14A and mailed a Proxy Statement regarding shareholder approval of a Plan of Complete Liquidation and Dissolution to its shareholders on September 11, 2006. On October 12, 2006, at a special meeting of shareholders called for such purpose, the Plan of Complete Liquidation and Dissolution was approved by the shareholders. The vote at the special meeting was 2,451,316 (73.22% of outstanding shares) in favor of the Plan of Liquidation, 59,233 shares (1.77% of outstanding shares) against the Plan of Liquidation and 40,600 shares (1.21% of outstanding shares) abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 15, 2007, there were approximately 674 holders of record of the shares of Class A common stock and one holder of record of the shares of Class B common stock. ACRT’s shares of common stock are not listed for trading on a national securities exchange or included for quotation on the Nasdaq Stock Market. If ACRT’s capital stock is not listed for trading on a national securities exchange or included for quotation on the Nasdaq Stock Market on or before March 31, 2006, dependent upon market and other conditions, the Board of Directors intends to explore liquidity strategies, including, but not limited to, adopting a plan of liquidation, subject to market conditions and shareholder approval, pursuant to which ACRT’s properties generally would be liquidated in an orderly fashion designed to return the most value to shareholders. Any such plan of liquidation will be effected as may be determined by the Board of Directors to be in the best interests of ACRT’s shareholders.

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

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan was subject to the approval of ACRT’s Common stockholders, by the affirmative vote of two-thirds of the outstanding shares.

On October 12, 2006, ACRT’s shareholders approved the Plan. Effective October 12, 2006, ACRT will change its basis of accounting from the going concern basis to the liquidation basis of accounting, which requires ACRT to record all of its assets and liabilities at fair market value at October 12, 2006 and at each subsequent reporting period.

ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2006, is as follows:

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

On December 21, 2006, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until existing the Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. ACRT estimates that its aggregate obligation under all Stock Options Settlement Agreements is $2,923,160.

Warrants

Chauner Securities, Inc. served as the managing broker-dealer in connection with a private placement of ACRT’s Class A Common Stock in 1998 and 1999. In connection with that offering, ACRT issued 33,490 stock warrants to Chauner Securities, Inc. to purchase 33,490 shares of Class A Common Stock at an exercise price of $9.30 per share. The stock warrants were to expire in 2008.

Pursuant to the terms of the agreement with the managing broker-dealer for ACRT’s third private placement offering which began on May 23, 2003, ACRT will issue to Chauner Securities, Inc., the managing broker–dealer or its designees, stock warrants equal to 7% of the total shares sold by the soliciting dealers. The stock warrants had a term of 10 years and an exercise price of $10.98. As of December 31, 2006, Chauner Securities is entitled to approximately 71,000 stock warrants.

On January 15, 2007, ACRT terminated the existing Warrants and replaced them with a Warrant Settlement Agreement. Under the Warrant Option Settlement agreement, no dividends are made to the Warrant Settlement Agreement holders until existing the Class A and Class B shareholders receive liquidating distributions in the amount of $9.30 or $10.98 (the original Warrant exercise prices) after which the holders of the Warrant Settlement Agreement receive distribution in line with the existing Class A and Class B shareholders. ACRT estimates that its aggregate obligation under all Warrant Settlement Agreements is $303,992.

Income Taxes

ACRT has elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, ACRT is required to distribute to shareholders at least 90% of its taxable income and to meet certain asset and income tests, as well as certain other requirements. ACRT has met and will continue to meet these requirements necessary to be treated as a REIT.

For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of ACRT’s current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholders basis in his or her shares of common stock for tax purposes. To the extent that a distribution exceeds both ACRT’s current and accumulated earnings and profits and the shareholder’s basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholder’s shares. ACRT annually notifies shareholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 2006, 2005, and 2004:

	2006	2005	2004
Ordinary Income	34.66%	67.59%	66.82%
15% rate gain	40.77%	12.43%	—
25% rate gain	24.57%	2.67%	—
Percent non taxable as return of capital	—%	17.31%	33.18%

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data for each of the five years in the period ended December 31, 2006, which data has been derived from our audited financial statements for those years. For the year 2006 the periods shown represent the the period January 1, 2006 through October 11, 2006 under the Going Concern Basis and the period October 12, 2006 through December 31, 2006 under the Liquidation Basis. You should read the following selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included in this annual report.

		As of and for the Year Ended December 31,
	2006	2006	2005	2004	2003	2002
	(Liquidation Basis)	(Going Concern Basis)
	(In Thousands Except for Per Share Amounts)
Income Statement Data:
Revenues	$1,107	$3,270	$4,380	$3,849	$3,763	$5,377
Expenses	716	4,255	4,390	4,326	3,639	5,108
Operating profit (loss)	—	(985)	(10)	(477)	124	269
Equity in income of unconsolidated subsidiaries	134	343	1,162	1,185	814	551
Gain on sale of unconsolidated subsidiary	—	1,546	400	—	—	—
Minority interest in earnings of subsidiaries	15	53	58	53	100	296
Income from discontinued operations	—	3,635	450	1,014	849	920
Net income	—	4,486	1,944	1,669	1,687	1,444
Adjustments for liquidation basis of accounting	15,261	—	—	—	—	—
Net change in net assets attributable to holders of common shares	15,771	—	—	—	—	—
Net income per common share from continuing operations-basic	—	0.25	0.45	0.20	0.33	0.24
Net income per common share from discontinued operations –basic	—	1.09	0.13	0.30	0.34	0.43
Net income per share –basic	—	1.34	0.58	0.50	0.67	0.67

Balance Sheet Data:
Investment in real estate	$54,225		$41,915	$53,183	$45,945	$49,467
Investment in unconsolidated subsidiaries and undivided interests	11,761		7,693	7,797	7,390	4,973
Total assets	78,000		53,177	65,318	58,635	59,664
Mortgages, notes payable and credit facility	17,526		26,395	34,625	29,529	41,556
Reserve for estimated costs during period of liquidation	13,611		—	—	—	—
Total liabilities	31,783		27,052	38,369	30,532	42,465
Cash distributions per common share	—		0.96	0.96	0.84	0.80
Weighted average shares outstanding -basic	—		3,348	3,348	2,518	2,165
Weighted average shares outstanding -diluted	—		3,954	3,954	2,551	2,165

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2006, ACRT had 21 leases with credit tenants in 16 properties encompassing 751,458 rentable square feet. The properties are 69% leased to retail tenants, 17% to office tenants and the remaining 14% to industrial or warehouse tenants. No properties were purchased in 2006 or 2005.

ACRT’s revenues and cash flows are generated from property rent receipts and reimbursements of operating costs of the properties, including real estate taxes and insurance.

Through 2011, ACRT has five leases expiring totaling 189,352 rentable square feet and which generated, adjusted for ACRT’s pro rata interest, approximately $936,700 in rental revenue for the year ended December 31, 2006. The primary risks ACRT will incur in re-leasing these properties are: (1) the period of time required to find a new tenant, (2) whether rental rates will be lower than the previous lease covering the property, (3) leasing costs, if any, incurred when re-leasing the property and (4) the payment of operating costs, such as real estate taxes and insurance, while the property is vacant. ACRT will address these risks by communicating frequently with the tenant well in advance of the lease termination date to better understand the tenant’s needs and requirements and, if needed, by using local brokers in the re-leasing process. In addition, ACRT focuses on buying general purpose real estate with exceptional locations, which can be leased to other tenants without significant modification to the properties. No assurance can be given that once a property becomes vacant it will subsequently be re-leased.

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). The Plan was subject to the approval of ACRT’s Common stockholders, by the affirmative vote of two-thirds of the outstanding shares. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

On October 12, 2006, ACRT’s shareholders approved the Plan. Effective October 12, 2006, ACRT changed its basis of accounting from the going concern basis to the liquidation basis of accounting, which required ACRT to record all of its assets and liabilities at fair market value at October 12, 2006 and at each subsequent reporting period.

In 2004, ACRT sold one property located in Memphis, Tennessee leased to Federal Express Corp. for approximately $2,325,000.

On August 10, 2005, the Philadelphia, Pennsylvania property leased to Barnes and Noble was sold to an affiliate for approximately $7,734,000.

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness , LP which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to its joint venture partner for $2,500,000.

On June 15, 2006, the property located in Overland Park, Kansas leased Borders Books and Bed, Bath and Beyond, was sold to an unrelated third party for $13,600,000.

On October 6, 2006, the property located in Norcross, Georgia leased to AT&T was sold to an unrelated third party for $2,270,000.

On October 25, 2006, ACRT sold its tenant in common interest in the Paramus, New Jersey property leased to Baby’s R Us, Levitz Furniture and Wade, Odell, Wade to a related party for approximately $9,121,000.

Overview of Liquidation Basis of Accounting

ACRT has adopted the liquidation basis of accounting for all periods subsequent to October 12, 2006, the date on which its shareholders approved our plan of liquidation. Accordingly, on October 12, 2006 its assets were adjusted to their estimated fair value and our liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts. All nonmonetary assets such as deferred rent receivable, deferred financing fees and deferred leasing costs were written off. The minority interest in ACRT’s Overland Park, Kansas and Wichita, Kansas property were adjusted to reflect the minority interest at its settlement value based upon the valuation of the related assets and liabilities.

Below is a Consolidated Statement of Net Assets as of October 12, 2006 under the liquidation basis of accounting and the Consolidated Balance Sheet under the going concern basis of accounting.

	Liquidation Basis	Going Concern Basis
Assets
Investment in real estate	$54,224,928	$27,474,527
Investment in unconsolidated subsidiaries and undivided interests	14,778,222	6,835,578
Assets held for sale	—	5,809,281
Cash and cash equivalents	8,137,588	8,137,588
Restricted cash	432,128	432,128
Deferred rent receivable	—	463,790
Rent receivable	201,167	201,167
Prepaid expenses and other assets, net	102,127	297,659
Deferred financing and other fees	—	151,247
Deferred leasing costs	—	32,710

Total Assets	$77,876,160	$49,835,675

Liabilities
Mortgage notes payable	$17,640,260	$13,615,260
Liabilities related to assets held for sale	—	4,034,317
Dividends payable – Class B	162,776	162,776
Due to related parties	140,514	140,514
Due to joint venture partners	392,907	392,907
Unearned rental revenue	317,096	317,096
Accounts payable and accrued expenses	394,666	385,349
Reserve for estimated costs during period of liquidation	13,610,650	—

Total Liabilities	32,658,869	19,048,219

Minority Interest	1,521,419	37,819

Net Assets in Liquidation/Shareholders’ Equity	$43,695,872	$30,749,637

The following adjustments and write-offs were made to convert the Consolidated Balance Sheet to the October 12, 2006 Consolidated Statement of Net Assets in Liquidation.

-	a $21,238,679 write-up of land and building to estimated fair market value and the elimination of assets held for sale which are now included in property.

-	a $8,426,806 write-up of our investments in unconsolidated subsidiaries and undivided interest to estimated fair market value.

-	a $13,610,650 liquidation reserve for costs associated with the implementation and execution of the liquidation including settlement of ACRT’s options and warrants, mortgage settlement costs, property closing costs, commissions, professional fees, contingencies and transfer taxes related to the sale of properties, and incentive fees and disposition fees due to the Advisor.

-	a $1,498,468 write-up of the minority interest to record our joint venture partners’ share of the net assets of the consolidated entities at fair value.

-	a $431,438 charge for the write-off of deferred mortgage, leasing and financing costs.

-	a $709,400 charge for the write-off of deferred rent receivables.

Critical Accounting Policies

Liquidation Basis of Accounting

As a result of ACRT’s board of directors’ adoption of a plan of liquidation and its approval by its stockholders , ACRT adopted the liquidation basis of accounting as of October 12, 2006. Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Real Estate - Held for Sale. The valuation of real estate held for sale as of December 31, 2006 is based on fair value which was determined by either current contracts for sale or estimates of sales values based on an independent appraisal of the real estate or indications of value based upon the marketplace.

Reserve for Estimated Costs during the Period of Liquidation. Under the liquidation basis of accounting, we are required to estimate and accrue the costs associated with implementing the plan of liquidation. These amounts can vary significantly due to, among other factors, the timing and amounts associated with discharging known and contingent liabilities and costs associated with cessation of operations. The costs are estimated and are expected to be paid over the liquidation period. (see Overview of Liquidation Basis of Accounting).

The following table represents the reserve for estimated costs during the period of liquidation as of December 31, 2006:

Disposition fee due to Advisor	$2,099,803
Incentive fee due to Advisor	3,306,205
Mortgage retirement costs	1,969,318
Property sales commissions	1,308,498
Settlement of options and warrants	3,227,152
Other	1,699,674

Total	$13,610,650

Going Concern Basis of Accounting

Prior to the approval of the Plan by ACRT’s shareholders on October 12, 2006, ACRT prepared its financial statements under the going concern basis of accounting. ACRT’s accompanying financial statements for periods prior to October 12, 2006 have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates that effect the amounts of revenues, expenses, assets and liabilities reported. The following are critical accounting policies which are important to the understanding of ACRT’s financial condition and results of operations and which require some of management’s most difficult, subjective and complex judgments. The accounting for these matters involves the making of estimates based on current facts, circumstances and assumptions which could change in a manner that would materially affect management’s future estimates with respect to such matters. Accordingly, future reported financial conditions and results could differ materially from the current financial condition and results of operations reported based on management’s current estimates.

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

Liquidity and Capital Resources

ACRT’s ability to meet our obligations in the near term is derived from the continued collection of rental payments under the terms of our rental leases. ACRT’s leases require the tenants to pay most if not all of the operating cost of the properties, including, but not limited to, real estate taxes and insurance and generally provide for the periodic fixed increase in base rent or additional rent based on some index tied to inflation or a percentage of tenant sales. All mortgages outstanding are secured by the individual property and are retired as the property is sold.

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). On October 12, 2006, ACRT’s shareholders approved the Plan. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

ACRT currently estimates that it will be able to pay its obligations pursuant to the plan of liquidation, from the continued collection of rental payments and from the sale of the properties thereof.

ACRT has allowed its existing line of credit of $5.5 million to expire as it anticipates cash from the sale of properties and the cash from the continued collection of rent from unsold properties to be more than adequate to meet its needs.

The Plan calls for the orderly sale of all our assets and the payment of (or provision for) our liabilities and expenses, as well as the establishment or a reserve to fund out contingent liabilities and anticipated expenses. The principal purpose of the liquidation is to maximize stockholder value by liquidating assets and distributing net proceeds of the liquidation to shareholders. ACRT intends to continue to market the remaining properties and to sell these properties on the most favorable terms possible. ACRT believes this marketing process is likely to maximize the consideration received for these properties. ACRT will continue to evaluate the marketing process throughout the liquidation process, however, in order to ensure the sale of the remaining properties in the most economically attractive manner. At such time as ACRT has sold all of its properties, satisfied its liabilities, and distributed the net proceeds of the sales to the stockholders, ACRT will cancel all outstanding shares of Common Stock, file Articles of Dissolution with the State Department of Assessments and Taxation of Maryland and ACRT will cease to exist. ACRT expects to complete the liquidation within 24 months from the adoption of the Plan by the stockholders, which was October 12, 2006.

On August 10, 2005, the Philadelphia, Pennsylvania property leased to Barnes and Noble was sold to an affiliate for approximately $7,734,000.

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness, LP which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to its joint venture partner for $2,500,000.

On June 15, 2006, the property located in Overland Park, Kansas leased to Borders Books and Bed, Bath and Beyond was sold to an unrelated third party for $13,600,000.

On October 6, 2006, the property located in Norcross, Georgia leased to AT&T was sold to an unrelated third party for $2,270,000.

On October 25, 2006, ACRT sold it’s tenant in common interest in the Paramus, New Jersey property leased to Baby’s R Us, Levitz Furniture and Wade, Odell, Wade to a related party for approximately $9,121,000.

On January 25, 2007, ACRT reached an agreement with our joint venture partners for the sale of our partnership interest in the New York, New York property leased to National Amusement and Toys R US. (see Legal Item 3). The sale is expected to take place in the first quarter of 2007, however there is no assurance that the sale will be completed.

On January 29, 2007, the due diligence period for the Sacramento, California property leased to Sports Authority expired. The sale of this property for $8,250,000 is expected to take place in the first quarter of 2007, however there is no assurance that the sale will be completed.

ACRT is currently marketing all other properties for sale and has received certain offers and nonbinding letters of intent from prospective purchasers. As described in Item 2 Properties, ACRT is currently negotiating with certain prospective buyers for other properties. Please see Item 2 Properties for more detail.

Dividends. In connection with its intention to continue to qualify as a REIT for federal income tax purposes, ACRT expects to continue paying dividends to its shareholders. Under the Plan, ACRT intends to sell its real estate properties and to pay or provide for its liabilities and to distribute its remaining cash to its shareholders. These dividends are expected to be paid from operating cash flows and from the sale of properties.

Dividends paid to Class A common shareholders were $763,577 in 2006 as ACRT suspended dividends payments in anticipation of the approval of the Plan. Dividends were $3.054 million in 2005 compared to $2.975 million in 2004, and $1.839 million in 2003. The increase is due both to an increase in the number of outstanding shares and an increase in the dividend rate to $0.24 per quarter during the second half of 2003. As a result of the Plan, stockholders may receive one or more liquidating dividends over the course of the liquidation. The amount of the dividend and the timing of the dividends will be determined by the sale of the properties.

In 2006, dividends for 2005 were declared and paid to Class B shareholders totaling 162,769. In 2005, ACRT paid to the Class B shareholder dividends totaling $280,846 of which $118,077 were declared for the year ending December 31, 2003 and $162,769 were for the year ending December 31, 2004.

Under the Plan, all future dividends will be funded by the sale of properties and the rent collected from the unsold properties. Cash flows from operations as reported in the Consolidated Statements of Cash Flows were $3.297 million, $3.364 million and $3.614 million for 2006, 2005 and 2004, respectively.

Net cash provided by investing activities was $20.900 million in 2006 and $8.609 million in 2005 and net cash used in investing activities was $6.291 million in 2004. Cash used or provided in investing activities is related primarily to investments in real estate properties, investments in joint ventures or sales of same. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities was $13.447 million in 2006 and $11.698 million in 2005 , net cash provided by financing activities were $1.545 million in 2004. Cash provided by or used in financing activities during each year was primarily attributable to proceeds from equity offerings, mortgage financings, and advances under the secured credit facility. Net cash used was for repayments under the secured credit facility, dividends paid and debt service payments.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of December 31, 2006, a total of five of ACRT’s nine consolidated properties were subject to outstanding mortgages which had an aggregate principal amount outstanding of $17.526 million, including $7.976 million in variable interest rate mortgages. As of December 31, 2006, the weighted averaged interest rate on ACRT’s outstanding mortgages was 7.93%. The scheduled principal payments for the next five years are as follows:

2007	$611,968
2008	576,742
2009	453,255
2010	479,848
2011	316,286

Balloon payment amounts, due in the next five years, excluding the secured credit facility, are as follows:

2007	$3,897,539
2009	3,747,919
2011	3,823,982

The interest rates on ACRT’s outstanding indebtedness range from 6.86% to 8.65%. The ability of ACRT to make its balloon payments will depend upon its ability to refinance the mortgages related thereto, to sell the related property or obtain access to other capital. The ability of ACRT to accomplish this will be affected by the availability and cost of mortgage debt at that time, ACRT’s equity in the mortgaged properties, the financial condition of ACRT, the operating history of the mortgaged properties, the then current tax laws and general national, regional and local economic conditions.

ACRT has also purchased interest rate caps in connection with its variable rate mortgage on the Sacramento, California property. The interest rate cap is coterminous with the mortgage and its notional amount is equal to the outstanding principal balance for the mortgage on the Sacramento mortgage. ACRT intends to continue to mitigate its interest rate risk by using interest rate caps or swaps in the future.

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

Results of Operations

	Combined Periods Ending	Year	Year	Favorable (Unfavorable)
Selected Income Statement Data	December 31, 2006	Dec. 2005	Dec. 2004	2006-2005	2005-2004
	(Dollars in thousands)
Rental revenue	$4,168	$4,207	$3,745	$(39)	$462
Interest income	209	23	103	186	(80)
Miscellaneous income	—	150	—	(150)	150
Interest expense	1,274	1,258	1,257	(16)	(1)
Depreciation and amortization expense	569	763	751	194	(12)
Management fees-affiliate	623	685	693	62	8
Property operating expenses	578	599	586	21	(13)
General and administrative	115	113	178	(2)	65
Stock based compensation	1,097	449	299	(648)	(150)
Professional expenses	685	485	495	(200)	10
Other expenses	30	38	67	8	29
Minority interest in earnings of subsidiaries and undivided interests	68	58	53	(10)	(5)
Equity in income of unconsolidated subsidiaries and undivided interests	477	1,162	1,185	(685)	(23)
Gain on sale of investment in unconsolidated subsidiary	1,546	400	—	1,146	400
Income from discontinued operations	3,635	450	1,015	3,185	(565)
Net income before adjustments for liquidation basis of accounting	4,996	1,944	1,669	3,052	275

Comparison of the Combined Periods ended December 31, 2006 to Year Ended December 31, 2005

Upon stockholders approval of the plan of liquidation on October 12, 2006, ACRT adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting. Therefore, it is very difficult to draw meaningful direct comparisons between results of operations for the calendar year when ACRT used a single accounting basis-namely 2005 (going concern basis) and the calendar year 2006 which is comprised of combined fiscal periods where it used different bases- January 1, 2006 to October 11, 2006 (going concern basis) and October 12, 2006 to December 31, 2006 (liquidation basis). Although direct comparisons between the 2005 calendar year and the combined fiscal periods of January 1, 2006 to October 11, 2006 and October 12, 2006 to December 31, 2006 are presented above, readers are cautioned to keep the changed accounting basis in mind when reviewing the comparisons.

Rental revenue decreased by $39,000 due mainly to lower rental revenue attributable to the Montgomeryville property.

Interest income increased by $186,000 due to higher cash balances on hand in 2006 and higher interest rates on those balances.

Miscellaneous income decreased by $150,000 due to fee paid for the termination of the HPI contract in 2005.

Interest expense increased by $16,000 due mainly to higher interest rates in 2006 offset by lower debt due to lower balances outstanding on the lines of credit.

Depreciation and amortization expense decreased by $194,000 due to the change from Going Concern Basis to Liquidation Basis on October 12, 2006. The change resulted in the discontinuation of depreciation expenses on ACRT’s properties effective October 12, 2006.

Management fees- affiliate expense decreased by $62,000 due to sales of properties in 2006 and 2005.

Stock based compensation increased by $648,000 due to changes in the estimated fair value of ACRT’s common stock from $12.00 to $13.50 per share in 2006.

Professional expenses increased by $200,000 due to higher legal and accounting fees associated with the Proxy preparation and to higher accounting fees associated with the change from Going Concern Basis to Liquidation Basis.

Other expenses decreased by $8,000 due primarily to interest due mainly to lower loss on the Interest Rate Cap.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $685,000 due to $494,000 related to the discontinuance of the equity method of accounting for Triangle and the reversal of prior period estimates of ACRT’s share of the Triangle investment and $42,000 due to the sale in 2006 of the Paramus and Fort Washington investments and $140,000 to lower income on the Rochelle Park investment due to losses on the interest rate cap and higher interest expense.

Income from discontinued operations increased by $3,185,000 due mainly to the gain on sale of the Overland Park, Kansas property.

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004

Rental revenue increased by $462,000, of which $368,000 is attributable to the Montgomeryville, PA property, and $53,000 is attributed to higher rents on the Sacramento, CA property due to a CPI rent increase and $42,000 in higher real estate tax reimbursements. The increase in real estate tax reimbursement is offset by a similar increase in real estate tax expense.

Interest income decreased by $80,000 due to lower income from the Integral loan which was repaid in September 2004 and the Willow Grove loan which was repaid in February 2005.

Miscellaneous income increased by $150,000 attributable to the termination of the HPI sale contract.

Depreciation and amortization expense increased by $12,000 due mainly to the amortization of the financing fees associated with the Montgomeryville line of credit, which was established in June 2004. Property operating expenses increased by $13,000 due mainly to higher real estate taxes.

General and administrative expense decreased by $65,000 due mainly to lower printing costs due to changes in the printing of the annual report and lower travel expense and board of director fees due to one less board meeting in 2005.

Stock based compensation increased by $150,000 due to modifications made in May 2004 to the 1997 Stock Option Plan.

Professional expenses decreased by $10,000 due to higher legal and accounting fees in 2004 associated with ACRT’s initial SEC reporting requirements, offset by higher professional fees associated with of sale of various assets and increased legal fees associated with proxy preparations and lawsuits in 2005. Other expenses decreased $29,000 due to lower loss on the interest rate cap of $37,000, offset by $8,000 higher state taxes mainly due to the Philadelphia, PA property.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $23,000 due to lower income from the Triangle property due to lower percentage rent and lower income from the Fort Washington property due to higher interest expense, offset by a full year of income on the Woodcliff Lake property.

Gain on sale of investment in unconsolidated subsidiaries is attributable to the sale of the Willow Grove member interest in 2005.

Income from discontinued operations decreased by $565,000 due mainly to the impairment charge on the Philadelphia property and to costs associated with the sale and having less than eight months of operations in 2005 versus 10 months in 2004 and from the inclusion in 2004 of income from the Memphis, TN property leased to Federal Express which was sold in April 2004 and to lower income on the Charlotte, NC property leased to Caromont Medical due to higher interest expense.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements –An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The adoption of this statement had no impact on ACRT’s consolidated financial position or results of operations.

In June 2005, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material impact on ACRT’s consolidated financial position or results of operations.

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

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB No. 109”. FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. The adoption is not anticipated to have a material impact on ACRT’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement explains key concepts that are needed to apply the definition, including “market participants,” the markets in which the company would exchange the asset or liability, and the valuation premise that follows from assumptions market participants would make about the use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Management is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

In September 2006, the SEC Staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year. SAB 108 was issued to eliminate diversity in practice for quantifying uncorrected prior year misstatements (including prior year unadjusted audit differences) and to address weaknesses in methods commonly used to quantify such misstatements (i.e., the “rollover” and “iron curtain” methods). SAB 108 does not amend the SEC’s existing guidance for evaluating the materiality of errors included in SAB 99, Materiality. SAB 108 provides transitional guidance that allows registrants to report the effect of adoption as a cumulative effect adjustment to beginning of year retained earnings. If a cumulative effect adjustment is reported, it must be reported as of the beginning of the first fiscal year ending after November 15, 2006 (January 1, 2006 for calendar year-end companies). The initial application of the guidance did not have a significant impact on ACRT’s consolidated financial statements.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT has investments in various real estate joint ventures with varying structures. These investments include ACRT’s non-controlling interests in Triangle Plaza II, LLC, Fort Washington Fitness, LP (sold in May 2006), Levittown ARC, LP, Willow Grove ACRT, LLC (sold in February 2005) and ARC International Fund II, LP and its undivided interests in the Rochelle Park property and the Paramus property (sold in October 2006).

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

Contractual Obligations

	Payments due by period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	5+ Years
Long-Term Debt Obligations	$17,526,024	$4,509,507	$5,257,764	$4,256,970	$3,501,783

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACRT’s exposure to market risk relates to its variable rate debt. As of December 31, 2006 and 2005, ACRT had two variable rate mortgages outstanding totaling $7.976 million and $8.215 million, respectively. These mortgages bear interest at LIBOR plus 206 basis points (7.38% per year at December 31, 2006 on $3.968 million) to LIBOR plus 225 basis points (7.57% at December 31, 2006 on $4.008 million). Had the LIBOR rate been 100 basis points higher during 2006, ACRT’s net income would have been reduced by approximately $80,000. ACRT also entered into an interest rate cap agreement on a notional amount equal to the $3.968 million mortgage balance at December 31, 2006, which effectively caps the LIBOR rate at 7.45% per year.

ITEM 8.	Financial Statements and Supplementary Data

Index to Financial Statements	Page
Report of Independent Registered Public Accounting Firm	33

Consolidated Statement of Net Assets as of December 31, 2006 (Liquidation Basis) and Consolidated Balance Sheets as of December 31, 2005 (Going Concern Basis)	34

Consolidated Statement of Changes in Net Assets for the Period October 12, 2006 to December 31, 2006 (Liquidation Basis) and the Consolidated Statements of Income for the Period January 1, 2006 to October 11, 2006 and the Years Ended December 31, 2005 and 2004 (Going Concern Basis)	35

Consolidated Statements of Shareholders’ Equity for the Period January 1, 2006 to October 11, 2006 and the Years Ended December 31, 2005 and 2004 (Going Concern Basis)	36

Consolidated Statements of Cash Flows for the Period October 12, 2006 to December 31, 2006 (Liquidation Basis) and for the period January 1, 2006 to October 11, 2006 (Going Concern Basis), and for the Years Ended December 31, 2005 and 2004 (Going Concern Basis)	37

Notes to Consolidated Financial Statements	38

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2006	52

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ARC Corporate Realty Trust, Inc.:

We have audited the accompanying consolidated balance sheet of ARC Corporate Realty Trust, Inc. and subsidiaries as of December 31, 2005, the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2005 and 2004, and the consolidated statements of income, stockholders’ equity, and cash flows for the period from January 1, 2006 to October 11, 2006. In addition, we have audited the statement of net assets in liquidation as of December 31, 2006, and the related consolidated statements of changes in net assets in liquidation and cash flows in liquidation for the period from October 12, 2006 to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 3 to the consolidated financial statements, the stockholders of ARC Corporate Realty Trust, Inc. approved a plan of liquidation on October 12, 2006, and the Company commenced liquidation shortly thereafter. As a result, the Company has changed its basis of accounting for periods subsequent to October 12, 2006, from the going concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ARC Corporate Realty Trust, Inc. as of December 31, 2005, the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from January 1, 2006 to October 11, 2006, its net assets in liquidation as of December 31, 2006, and the changes in its net assets in liquidation and cash flows in liquidation for the period from October 12, 2006 to December 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York

March 15, 2007

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statement of Net Assets (Liquidation Basis) as of December 31, 2006 and

Consolidated Balance Sheet as of December 31, 2005 (Going Concern Basis)

	2006	2005
	(Liquidation Basis)	(Going Concern Basis)
Property
Investment in real estate	54,224,928	41,914,566

Investment in unconsolidated subsidiaries and undivided interests	11,761,277	7,693,231

Total investment in property held for sale and investments	65,986,205	49,607,797

Cash and cash equivalents	11,462,671	711,853

Restricted cash	436,717	517,707

Deferred rent receivable	—	1,198,693

Rent receivable	65,970	195,088

Prepaid expenses and other assets, net	48,041	592,925

Deferred financing and other fees, net of accumulated amortization of $729,927 for 2005	—	271,389

Deferred leasing costs, net of accumulated amortization of $130,518 for 2005	—	81,949

Total assets	$77,999,604	$53,177,401

Liabilities:
Mortgage notes payable	$17,526,024	$26,395,027
Due to related parties	180,245	45,061
Unearned rental revenue	1,462	31,250
Accounts payable and accrued expenses	464,182	580,567
Reserve for estimated costs during period of liquidation	13,610,650	—

Total liabilities	31,782,563	27,051,905

Minority interest	1,541,625	32,072
Shareholders’ Equity:
Common shares: $.001 par value per share; authorized, 40,000,000 shares
Class A shares-5,000,000 authorized; 3,181,540 issued and outstanding	—	3,182
Class B shares-5,000,000 authorized; 166,397 issued and outstanding	—	166
Additional paid-in capital	—	32,106,429
Deferred compensation plans	—	747,930
Accumulated distributions in excess of net income	—	(6,764,283)

Total shareholders’ equity		26,093,424

Total liabilities and shareholders’ equity		$53,177,401

Net Assets in Liquidation (available to holders of common shares)	$44,675,416

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statement of Changes in Net Assets for the Period October 12, 2006 to December 31, 2006 (Liquidation Basis)

And Consolidated Statements of Income for the Period January 1, 2006 to October 11, 2006 and for the Years Ended

December 31, 2005 and 2004 (Going Concern Basis)

				Twelve Months Ended December 31
	Combined 2006	Period 10/12/06 To 12/31/06	Period 1/1/06 To 10/11/06	2005	2004
		(Liquidation Basis)	(Going Concern)	(Going Concern)
Revenues:
Rental revenues	$3,723,807	$913,890	$2,809,917	$3,772,909	$3,329,606
Real estate tax reimbursements	444,054	101,764	342,290	434,266	415,759
Interest income	209,439	91,451	117,988	22,980	103,228
Miscellaneous income	—	—	—	150,000	—

Total revenues	4,377,300	1,107,105	3,270,195	4,380,155	3,848,593

Expenses:
Interest expense	1,273,490	265,133	1,008,357	1,257,566	1,257,262
Depreciation and amortization	569,263	—	569,263	762,731	750,604
Management fees-affiliate	623,381	123,235	500,146	684,702	693,132
Real estate taxes	447,534	104,860	342,674	441,005	433,510
Property operating expenses	130,905	23,908	106,997	158,499	152,099
General and administrative expenses	114,647	28,764	85,883	112,894	177,876
Stock based compensation	1,097,058	—	1,097,058	448,758	299,172
Professional expenses	684,991	156,087	528,904	485,632	494,602
Loss on interest rate cap, net	3,965	1,065	2,900	4,103	41,624
State and local taxes	25,857	13,352	12,505	34,557	25,934

Total expenses	4,971,091	716,404	4,254,687	4,390,447	4,325,815

Minority interests in earnings of subsidiaries	68,109	14,640	53,469	58,365	53,380
Equity in income of unconsolidated subsidiaries and undivided interests	476,768	134,188	342,580	1,162,243	1,184,828
Gain on sale of investment in unconsolidated subsidiary	1,546,204	—	1,546,204	400,000

Income from continuing operations	1,361,072	510,249	850,823	1,493,586	654,226

Income from discontinued operations	3,634,685	—	3,634,685	450,291	1,014,533

Net income allocable to Class A and Class B shareholders	4,995,757	510,249	$4,485,508	$1,943,877	$1,668,759

Adjustments for liquidation basis of accounting	15,260,518	15,260,518

Net change in net assets available to holders of common shares	$20,256,275	$15,770,767

Net income per share from continuing operations - basic			$0.25	$0.45	$0.20
Net income per share from discontinued operations - basic			1.09	0.13	0.30

Net income per share - basic			$1.34	$0.58	$0.50

Net income per share from continuing operations - diluted			$0.21	$0.38	$0.17
Net income per share from discontinued operations - diluted			0.92	0.11	0.26

Net income per share - diluted			$1.13	$0.49	$0.42

Weighted average shares outstanding-basic			3,348,000	3,348,000	3,348,000
Weighted average shares outstanding-diluted			3,954,000	3,954,000	3,954,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity for the Period January 1, 2006 to October 11, 2006

and for the Years Ended December 31, 2005 and 2004 (Going Concern Basis)

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Distributions in Excess of Net Income	Total Shareholders’ Equity
Balance, January 1, 2004	$3,182	$166	$32,131,223	$—	$(4,066,278)	$28,068,293

Offering costs	—	—	(24,794)	—	—	(24,794)

Amortization of stock based compensation	—	—	—	299,172		299,172

Net income	—	—	—	—	1,668,759	1,668,759

Dividends	—	—	—	—	(3,093,564)	(3,093,564)

Balance, December 31, 2004	3,182	166	32,106,429	299,172	(5,491,083)	26,917,866

Amortization of stock based compensation	—	—	—	448,758	—	448,758

Net income	—	—	—	—	1,943,877	1,943,877

Dividends	—	—	—	—	(3,217,077)	(3,217,077)

Balance, December 31, 2005	3,182	166	32,106,429	747,930	(6,764,283)	26,093,424

Increase in deferred compensation, net	—	—	—	1,097,058	—	1,097,058

Net income	—	—	—	—	4,485,508	4,485,508

Dividends	—	—	—	—	(926,353)	(926,353)

Balance, October 11, 2006	$3,182	$166	$32,106,429	$1,844,988	$(3,205,128)	$30,749,637

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Period October 12, 2006 to December 31, 2006 (Liquidation Basis) and for the Period January 1, 2006 to October 11, 2006 (Going Concern Basis)

and the Years Ended December 31, 2005 and 2004 (Going Concern Basis)

	Combined 2006	Period 10/12/06 to 12/31/06	Period 1/1/06 to 10/11/06	For the Years Ended December 31
				2005	2004
		(Liquidation Basis)	(Going Concern Basis)	(Going Concern Basis)
Cash Flows from Operating Activities:
Net income/Net change in net assets	$20,256,275	$15,770,767	$4,485,508	$1,943,877	$1,668,759
Adjustments to reconcile net income/net change in net assets to net cash provided by operating activities
Adjustments for liquidation basis of accounting	(15,260,518)	(15,260,518)	—	—	—
Depreciation and amortization	686,502	—	686,502	1,100,835	1,246,354
Write off of deferred financing costs	20,952	—	20,952	141,376	—
Amortization of stock based compensation	1,097,058	—	1,097,058	448,758	299,172
Amortization of acquired unfavorable lease	—	—	—	(139,772)	(181,335)
Minority interest in earnings of subsidiaries	3,629,951	14,882	3,615,069	224,611	222,350
Impairment charge on disposed property	—	—	—	287,259	52,521
Gain on sale of properties	(6,629,366)	—	(6,629,366)	—	—
Gain on sale of investment in unconsolidated subsidiary	(1,546,204)	—	(1,546,204)	(400,000)	—
Write off TMD minority interest	—	—	—	26,648	23,924
Loss on interest rate cap	3,965	1,065	2,900	16,364	69,866
Equity in income of unconsolidated subsidiaries and undivided interests	(476,768)	(134,188)	(342,580)	(1,162,243)	(1,184,828)
Distributions from unconsolidated subsidiaries and undivided interests	869,514	134,188	735,326	1,266,449	1,530,778
(Increase) decrease in assets:
Restricted cash	80,990	(4,589)	85,579	(93,672)	(45,779)
Rent receivable	129,118	135,197	(6,079)	41,779	9,849
Deferred rent receivable	489,294	—	489,294	(68,539)	(101,628)
Prepaid expenses and other assets, net	1,353	53,022	(51,669)	1,451	6,669
Increase (decrease) in liabilities:
Due to related parties	135,184	39,731	95,453	—	(43,469)
Accounts payable and accrued expenses	(160,094)	17,478	(177,572)	(271,292)	9,462
Unearned rent revenue	(29,788)	(315,634)	285,846	—	31,250

Net cash provided by operating activities	3,297,418	451,401	2,846,017	3,363,889	3,613,915

Cash Flows from Investing Activities:
Payments for tenant improvements	—	—	—	—	(146,971)
Proceeds from the sale of unconsolidated subsidiary	5,512,219	3,160,239	2,351,980	400,000	—
Net proceeds from sale of property	15,367,141	—	15,367,141	7,362,720	2,310,027
Due to related party, net	—	—	—	—	(209,675)
Acquisition of properties	—	—	—	—	(7,527,285)
Investments in unconsolidated subsidiaries and undivided interests	—	—	—	—	(753,655)
Increase in notes receivable	—	—	—	—	(650,000)
Payoff of notes receivable	20,940	—	20,940	800,000	645,000
Principal payments in notes receivable-tenants	—	—	—	46,685	42,052

Net cash provided by (used in) investing activities	20,900,300	3,160,239	17,740,061	8,609,405	(6,290,507)

Cash Flows from Financing Activities:
Mortgage notes principal amortization	(652,737)	(114,237)	(538,500)	(765,144)	(700,994)
Payoff of principal on mortgage note	(9,816,267)	—	(9,816,267)	(5,217,712)	—
Borrowings under mortgage notes payable	1,600,000	—	1,600,000	—	5,300,000
Lines of credit, net	—	—	—	(2,247,613)	497,613
Purchase of interest rate cap	—	—	—	—	(56,500)
Deferred financing and other fees	(32,677)	—	(32,677)	—	(264,222)
Distributions to minority interest owners	(3,618,866)	(9,544)	(3,609,322)	(250,159)	(250,159)
Offering costs paid-Class A	—	—	—	—	(5,310)
Class A and B dividends paid	(926,353)	(162,776)	(763,577)	(3,217,077)	(2,975,487)

Net cash (used in) provided by financing activities	(13,446,900)	(286,557)	(13,160,343)	(11,697,705)	1,544,941

Change in cash and cash equivalents	10,750,818	3,325,083	7,425,735	275,589	(1,131,651)
Cash and cash equivalents, beginning of period	711,853	8,137,588	711,853	436,264	1,567,915

Cash and cash equivalents, end of period	$11,462,671	$11,462,671	$8,137,588	$711,853	$436,264

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,743,106	$225,071	$1,518,035	$2,208,793	$2,160,465

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

1.	GENERAL

ARC Corporate Realty Trust, Inc. and subsidiaries (“ACRT”) is a corporation which was formed under the laws of the State of Maryland on June 25, 1993. ACRT operates in a manner intended to enable it to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”). ACRT is managed by ARC Capital Advisors L.P. (“Advisor”), which performs services for ACRT pursuant to the advisory agreement (the “Advisory Agreement”) (Note 7). ACRT was formed to purchase geographically diverse credit lease properties which are general purpose retail, office and industrial properties each 100% leased to one or more creditworthy tenants under a long term lease that generally requires tenants to pay most or all of the operating costs of the property including real estate taxes and insurance.

Through December 31, 2006 ACRT raised $33,678,336 of gross proceeds (net of stock retirements) representing 3,181,540 Class A shares from 674 investors which, net of offering costs, has yielded $ 30,545,106 to ACRT. In addition, ACRT has raised $1,781,735 of gross proceeds representing 166,397 Class B shares from one investor, which, net of offering costs, has yielded $1,564,671 to ACRT.

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

On October 12, 2006, ACRT’s shareholders approved the Plan. Effective October 12, 2006, ACRT changed its basis of accounting from the going concern basis to the liquidation basis of accounting, which requires ACRT to record all of its assets and liabilities at fair market value at October 12, 2006 and at each subsequent reporting period.

The Plan calls for the orderly sale of all of ACRT’s assets and the payment of (or provision for) our liabilities and expenses, as well as the establishment of a reserve to fund contingent liabilities and anticipated expenses. The principal purpose of the liquidation is to maximize stockholder value by liquidating ACRT’s assets and distributing net proceeds of the liquidation to its shareholders. ACRT intends to continue to market the remaining properties and to sell these properties on the most favorable terms possible. ACRT’s believes this marketing process is likely to maximize the consideration received for these properties. ACRT will continue to evaluate the marketing process throughout the liquidation process in order to ensure the sale of the remaining properties in the most economically attractive manner. At such time as ACRT has sold its properties, satisfied its liabilities, and distributed the net proceeds of the sales to the stockholders, ACRT will cancel all outstanding shares of Common Stock, file Articles of Dissolution with the State Department of Assessments and Taxation of Maryland and ACRT will cease to exist. ACRT expects to complete the liquidation within 24 months from the adoption of the Plan by the stockholders, which was October 12, 2006.

On August 10, 2005, ACRT sold the Philadelphia, Pennsylvania property leased to Barnes and Noble to an affiliate for approximately $7,734,000.

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness , LP which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to its joint venture partner for $2,500,000.

On June 15, 2006, the property located in Overland Park, Kansas leased Borders Books and Bed, Bath and Beyond, was sold to an unrelated third party for $13,600,000.

On October 6, 2006, the property located in Norcross, Georgia leased to AT&T was sold to an unrelated third party for $2,270,000.

On October 25, 2006, ACRT sold its tenant in common interest in the Paramus, New Jersey property leased to Baby’s R Us, Levitz Furniture and Wade, Odell, Wade to a related party for approximately $9,121,000.

On January 25, 2007, ACRT reached an agreement with its joint venture partner for the sale of its partnership interest in the New York, New York property leased to National Amusement and Toys R US (see Note 5). The sale is expected to take place in the first quarter of 2007, however there is no assurance that the sale will be completed.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

On January 29, 2007, the due diligence period for the proposed sale of the Sacramento, California property leased to Sports Authority expired. The sale of this property for $8,250,000 is expected to take place in the first quarter of 2007, however there is no assurance that the sale will be completed.

ACRT is currently marketing all other properties for sale and has received certain offers and nonbinding letters of intent from prospective purchasers (Note 15).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation – Prior to the approval of the Plan by ACRT’s shareholders on October 12, 2006, ACRT prepared its financial statements under the going concern basis of accounting.

As a result of ACRT’s board of directors’ adoption of the Plan and its approval by its stockholders on October 12, 2006, ACRT adopted the liquidation basis of accounting. Accordingly on that date, ACRT’s assets were adjusted to their estimated fair value and ACRT’s liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts. All non monetary assets such as deferred rent receivable, deferred financing fees and deferred leasing costs were written off. The minority interest in ACRT’s Overland Park, Kansas and Wichita, Kansas properties were adjusted to reflect the minority interest at its settlement value based upon the valuation of the related assets and liabilities.

b.	Use of Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

c.	Properties – Prior to October 12, 2006, properties were carried at cost which included the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings were depreciated on a straight-line basis over their estimated useful lives, which were 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT was amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2e).

On October 12, 2006, with the approval of the Plan by ACRT’s shareholders, ACRT’s properties were adjusted to their estimated fair value. The valuation of real estate held for sale as of December 31, 2006 is based on fair value which was determined by either current contracts for sale and estimates of sales values based on an independent appraisal of the real estate and indications of value based upon the marketplace.

d.	Reserve for Estimated Costs during Period of Liquidation – Under the liquidation basis of accounting, ACRT is required to estimate and accrue the costs associated with implementing the Plan. These amounts can vary significantly due to, among other factors, the timing and amounts associated with the discharging of known and contingent liabilities and costs associated with the cessation of operations. The costs are estimated and are expected to be paid over the liquidation period (see Note 3 on of Liquidation Basis of Accounting).

e.	Purchase Accounting for the Acquisition of Real Estate – In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002 through October 12, 2006, the fair value of real estate acquired was allocated to the acquired tangible assets, consisting of land and building and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land and building) was determined by valuing the property as if it were vacant, and the “as-if vacant” value was then allocated to land and building based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses included an estimate of carrying costs during the expected lease up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management included real estate taxes, insurance and other operating expenses and estimates of lost rental revenues during expected lease up periods based on current market demand. Management also estimated costs to execute similar leases including leasing commissions.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values were recorded based on the difference between the current in-place lease rent and management’s estimate of current market rent.

The aggregate value of other acquired intangible assets, consisting of in-place leases and tenant relationships, was measured by the excess of (i) the purchase price paid for a property over (ii) the estimated fair value of the property as if vacant, determined as set forth above. This aggregate value was allocated between in-place lease values and tenant relationships based on management’s evaluation of the specific characteristics of each tenant’s lease. Prior to the adoption of the Plan, the value of in-place leases and customer relationships were amortized to expense over the remaining non-cancelable periods of the respective leases.

f.	Impairment – Prior to the adoption of the Plan, ACRT assessed the recoverability of its properties by determining whether the costs could be recovered through projected undiscounted cash flows. The amount of impairment, if any, was measured by comparing the carrying amounts to the fair values of such properties. The evaluation included reviewing anticipated cash flows of the properties, based on current leases in place, coupled with an estimate of proceeds to be realized upon sale. However, estimating future sales proceeds is highly subjective and such estimates could differ materially from actual results.

SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” updated and clarified the accounting and reporting for the impairment of assets held in use and to be disposed of. The Statement, among other things, required ACRT to classify the operations of properties to be disposed of as discontinued operations.

During the year ended December 31, 2004, ACRT sold one property located in Memphis, Tennessee, previously designated as to be disposed and for which an impairment charge of $52,521 had been recorded, for aggregate net proceeds of $2,310,027, which resulted in no gain or loss on the sale for financial reporting purposes.

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

The following presents the operating results for the properties sold for the applicable periods:

	For the Period	Years Ended December 31,
	January 1, 2006 to October 11, 2006	2005	2004
Revenues	$ 1,276,236	$3,055,757	$3,346,626
Expenses	(709,316)	(2,439,220)	2,163,123
Gain on sale of property	6,629,366	—	—
Minority interest	(3,561,601)	(166,246)	(168,970)

Income from discontinued operations	$ 3,634,685	$450,291	$1,014,534

g.	Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

Cash and cash equivalent balances may exceed insurable limits. ACRT believes it mitigates risk by investing in or through major financial institutions.

h.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

i.	Amortization – Prior to the adoption of the Plan, deferred financing and other fees were amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs were amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments were amortized over the estimated useful life of the underlying real estate assets.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

On October 12, 2006 with the approval of the Plan the ACRT’s shareholders, all deferred costs were written-off.

j.	Income Taxes – ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant, as applicable.

k.	Revenue Recognition – Prior to the adoption of the Plan, rental revenue from tenant operating leases which provide for scheduled rental increases were recognized on a straight-line basis over the term of the respective leases.

On October 12, 2006, with the approval of the Plan by the ACRT’s shareholders, all previously recorded deferred rent receivable was written off and rental revenue is recognized in accordance with the contractual terms of the leases.

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

l.	Derivative Instruments and Hedging Activities – ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earnings.

m.	Earnings Per Share – Prior to the adoption of the Plan, basic net income per share was computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts were similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	For the Period	Years Ended December 31,
	January 1 to October 11, 2006	2005	2004
	(in thousands)
Total weighted average Class A common shares	3,182	3,182	3,182
Total weighted average Class B common shares	166	166	166

Weighted average number of common shares used in calculation of basic earnings per share	3,348	3,348	3,348

Shares issuable on exercise of warrants	104	104	104
Shares issuable upon exercise of stock options (15% of outstanding common shares)	502	502	502

Weighted average number of common shares used in calculation of diluted earnings per share	3,954	3,954	3,954

n.	Recent Accounting Pronouncements – On December 24, 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and, accordingly, should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, which was issued in January 2003. An enterprise’s obligation to absorb a majority of the economic risks of a variable interest entity (“VIE”), measured as its expected losses, or, if no party has an obligation to absorb a majority of the VIE’s economic risks to receive a majority of the VIE’s economic rewards, measured as its expected residual returns, requires the entity to consolidate the VIE. The enterprise that consolidates the VIE is termed the primary beneficiary in FIN 46R. ACRT adopted the requirements of FIN 46R and the adoption did not have any impact on ACRT’s consolidated financial position or results of operations.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock-Based Compensation.” The statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement is effective as of the beginning of the first quarter of 2006. The adoption of this pronouncement did not have a material impact on ACRT’s consolidated financial position or results of operations.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements –An Amendment of APB Opinion No. 28.” SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. The adoption of this statement had no impact on ACRT’s consolidated financial position or results of operations.

In June 2005, the FASB ratified the Emerging Issues Task Force’s (EITF) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of EITF 04-05 did not have a material impact on ACRT’s consolidated financial position or results of operations.

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

In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes-an Interpretation of FASB No. 109”. FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. The adoption is not anticipated to have a material impact on ACRT’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. The Statement explains key concepts that are needed to apply the definition, including “market participants,” the markets in which the company would exchange the asset or liability, and the valuation premise that follows from assumptions market participants would make about the use of an asset. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods with those fiscal years. Management is currently evaluating the impact of SFAS No. 157 on the consolidated financial statements.

In September 2006, the SEC Staff issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance for SEC registrants on how the effects of uncorrected errors originating in previous years should be considered when quantifying errors in the current year.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

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

SAB 108 provides transitional guidance that allows registrants to report the effect of adoption as a cumulative effect adjustment to beginning of year retained earnings. If a cumulative effect adjustment is reported, it must be reported as of the beginning of the first fiscal year ending after November 15, 2006 (January 1, 2006 for calendar year-end companies). The cumulative effect adjustment may be reflected in the registrant’s Form 10-K for the year of adoption or, if adopted earlier, it may be reflected in any Form 10-Q filed during the year of adoption. In any event, the cumulative effect adjustment should be calculated as of the first day of the fiscal year of adoption of SAB 108. The initial application of the guidance did not have a significant impact on ACRT’s consolidated financial statements.

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

Accordingly, ACRT recognizes compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the years ended December 31, 2006 and 2005, ACRT recognized stock based compensation expense totaling $1,097,058 and $448,758 respectively.

Compensation expense was calculated through December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense was adjusted in the first quarter of 2006 to reflect the current projected liquidation price of $13.50 a share.

On December 21, 2006, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until existing the Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 (the original option exercise price) after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders.

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

s.	Reclassifications – Certain reclassifications were made to prior period amounts to conform with the current period presentation

3.	LIQUIDATION BASIS ACCOUNTING

ACRT has adopted the liquidation basis of accounting for all periods subsequent to October 12, 2006, the date on which the shareholders approved the Plan. Accordingly, on October 12, 2006 the assets were adjusted to their estimated fair value and the liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts. All non monetary assets such as deferred rent receivable, deferred financing fees and deferred leasing costs were written off. The minority interest in ACRT’s Overland Park, Kansas and Wichita, Kansas properties were adjusted to reflect the minority interest at its settlement value based upon the valuation of the related assets and liabilities.

Below are a Consolidated Statement of Net Assets as of October 12, 2006 under the liquidation basis of accounting and the Consolidated Balance Sheet under the going concern basis of accounting.

	Liquidation Basis	Going Concern Basis
Assets
Investment in real estate	$54,224,928	$27,474,527
Investment in unconsolidated subsidiaries and undivided interests	14,778,222	6,835,578
Assets held for sale	—	5,809,281
Cash and cash equivalents	8,137,588	8,137,588
Restricted cash	432,128	432,128
Deferred rent receivable	—	463,790
Rent receivable	201,167	201,167
Prepaid expenses and other assets, net	102,127	297,659
Deferred financing and other fees	—	151,247
Deferred leasing costs	—	32,710

Total Assets	$77,876,160	$49,835,675

Liabilities
Mortgage notes payable	$17,640,260	$13,615,260
Liabilities related to assets held for sale	—	4,034,317
Dividends payable – Class B	162,776	162,776
Due to related parties	140,514	140,514
Due to joint venture partners	392,907	392,907
Unearned rental revenue	317,096	317,096
Accounts payable and accrued expenses	394,666	385,349
Reserve for estimated costs during period of liquidation	13,610,650	—

Total Liabilities	32,658,869	19,048,219

Minority Interest	1,521,419	37,819

Net Assets in Liquidation/Shareholders’ Equity	$43,695,872	$30,749,637

The following adjustments and write-offs were made to convert the Consolidated Balance Sheet to the October 12, 2006 Consolidated Statement of Net Assets in Liquidation.

-	a $21,238,679 write-up of land and building to estimated fair market value and the elimination of assets held for sale which are now included in property.

-	a $8,426,806 write-up of our investments in unconsolidated subsidiaries and undivided interest to estimated fair market value.

-	a $13,610,650 liquidation reserve for costs associated with the implementation and execution of the liquidation including settlement of ACRT’s options and warrants, mortgage settlement costs, property closing costs, commissions, professional fees, contingencies and transfer taxes related to the sale of properties, and incentive fees and disposition fees due to the Advisor.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

-	a $1,498,468 write-up of the minority interest to record our joint venture partners’ share of the net assets of the consolidated entities at fair value.

-	a $431,438 charge for the write-off of deferred mortgage, leasing and financing costs.

-	a $709,400 charge for the write-off of deferred rent receivables.

Under the liquidation basis of accounting, ACRT is required to estimate and accrue the costs associated with implementing the Plan. These amounts can vary significantly due to, among other factors, the timing and amounts associated with discharging known and contingent liabilities and costs associated with cessation of operations. The costs are estimated and are expected to be paid over the liquidation period.

The following table represents the reserve for estimated costs during the period of liquidation as of December 31, 2006:

Disposition fee due to Advisor	$2,099,803
Incentive fee due to Advisor	3,306,205
Mortgage retirement costs	1,969,318
Property sales commissions	1,308,498
Settlement of options and warrants	3,227,152
Other	1,699,674

Total	$13,610,650

4.	PROPERTIES AND PROPERTY INVESTMENTS

On April 30, 2004, ACRT sold the Memphis, Tennessee property leased to Federal Express for $2,325,000 resulting in net proceeds to ACRT of approximately $2,310,000 after costs and expenses, which resulted in no gain or loss for financial reporting purposes.

On January 3, 2005, an affiliate of the Advisor exercised its right to purchase ACRT’s property located in Philadelphia, PA leased to Barnes and Noble, for approximately $7.7 million. ACRT has recorded an impairment charge of $287,259 in connection with the transaction in 2005. On August 10, 2005, ACRT sold the property for net proceeds to ACRT of $7,362,720 after costs and expenses, which resulted in no gain or loss for financial reporting purposes.

On June 15, 2006, the property located in Overland Park, Kansas leased Borders Books and Bed, Bath and Beyond, was sold to an unrelated third party for $13,600,000, which resulted in a gain for financial reporting purposes of $6,137,479.

On October 6, 2006, the property located in Norcross, Georgia leased to AT&T was sold to an unrelated third party for $2,270,000, which resulted in a gain for financial reporting purposes of $491,887.

On March 13, 2007, the Sacramento, California property leased to Sports Authority was sold for $8,250,000 to an unrelated third party (Note 15).

ACRT is currently marketing all other properties for sale and has received certain offers and nonbinding letters of intent from prospective purchasers (Note 15).

5.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND UNDIVIDED INTERESTS

Prior to the adoption of the Plan on October 12, 2006, investments in non-controlled entities, which included the investments listed below, were accounted for under the equity method. Under the equity method, ACRT’s investment increases as a result of contributions and its allocable share of net income and decreases as a result of distributions and its allocable share of net losses. After the adoption of the Plan on October 12, 2006, all investments in non-controlled entities were adjusted to their estimated fair market value and any distributions received that are not a return on investment are recorded as income.

ACRT’s investment in unconsolidated subsidiaries and undivided interest is as follows:

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

		December 31,
	% Interest	2006	2005
Triangle Plaza II, LLC (Triangle)	40%	$5,469,540	$3,683,237
Levittown ARC LP (Levittown)	20%	627,341	160,196
Rochelle Park ACRT, LLC (Rochelle)	51%	4,828,539	(561,090)
Paramus ACRT, LLC (Paramus)	40%	—	2,659,051
ARC International Fund II, LP (ARC International)	11.2%	835,857	760,488
Fort Washington Fitness, LP (Fort Washington)	50%	—	991,349

Total		$11,761,277	$7,693,231

ACRT’s equity in income (loss) of unconsolidated subsidiaries and undivided interests is as follows:

		2006	2005	2004
Triangle Plaza II, LLC (Triangle)	40%	$(18,027)	$476,389	$497,605
Levittown ARC LP (Levittown)	20%	1,912	(2,477)	(5,571)
Rochelle Park ACRT, LLC (Rochelle)	51%	152,484	293,287	303,143
Paramus ACRT, LLC (Paramus)	40%	247,808	206,742	191,951
ARC International Fund II, LP (ARC International)	11.2%	45,188	57,561	42,347
Fort Washington Fitness, LP (Fort Washington)	50%	47,403	130,741	155,353

Total		$476,768	$1,162,243	$1,184,828

Certain of Partnership or LLC agreements for investments in real estate investment contain provisions that stipulate a disproportionate sharing of cash flow among the investors after a specified rate of return has been achieved. Accordingly, the cash flow distributed to ACRT from an investment in real estate may not be proportionate to ACRT’s ownership interest.

Triangle

On January 5, 2005, a subsidiary of ACRT (“Whitestone”) sent to the joint venture partner a notice of right of first refusal to purchase Whitestone’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale. On April 1, 2005, ACRT’s joint venture partner filed a separate lawsuit against Whitestone compelling a sale of ACRT’s interest under the terms of the original right of first refusal.

In March 2005, ACRT brought suit against its joint venture partner regarding the exercise of a right of first refusal on the purchase of ACRT’s interest in Triangle. On October 5, 2006, the New York Supreme Court ruled that ACRT must sell its Triangle investment for $5.4 million and required ACRT to return a distribution it received in 2005 of $340,869 with accrued interest of approximately $43,000. As a result of the October 5, 2006 court ruling, ACRT will not receive its share of earnings from Triangle in 2006 and has ceased accounting for Triangle on the equity method. On January 25, 2007, ACRT and it’s joint venture partner reached an agreement whereby ACRT will sell its partnership interest in the New York property for $5.469 million and ACRT will retain all distributions received in 2005 (Note 15).

Willow Grove

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

Rochelle Park

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

On January 25, 2005, the tenant in the Rochelle Park, NJ property, who had filed suit against ACRT, signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement, the tenant entered into a contract to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. This contract was subsequently terminated. No further action has been taken. Rochelle Park has received $51,000 in distributions since October 12, 2006, which have been recorded as income.

ACRT currently has a nonbinding letter of intent to sell this property for $20,500,000 to a unrelated third party, however there is no assurance that the sale will take place.

Fort Washington

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness LP, which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to its joint venture partner for $2,500,000 and recognized a gain for financial reporting purposes of $1,546,204.

Paramus

On October 25, 2006, the investment in the Paramus, NJ property leased to Baby’s R Us, Levitz and Wade, Odell, Wade was sold to a related party for $9,121,498.

6.	NOTE RECEIVABLE

ACRT had a note receivable from a tenant totaling $322,923 at December 31, 2005, which was included in prepaid expenses and other assets, net on the accompanying consolidated balance sheet. The note bore interest at 10.5% and principal and interest payable were due monthly. On June 15, 2006, the note and the property located in Overland Park, Kansas were sold.

7.	RELATED PARTY TRANSACTIONS

The Advisor performs services for ACRT pursuant to the terms of the Advisory Agreement. Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The Advisor also performs and supervises the various administrative duties of ACRT such as maintaining the books and records. The Chairman and President of ACRT is an affiliate of the Advisor. The Advisor is entitled to acquisition, financing, disposition, incentive and asset management fees.

ACRT incurred asset management fees of $623,381, $684,702 and $693,132 for the years ended December 31, 2006, 2005 and 2004, respectively. Unpaid asset management fees included in due to related parties on the consolidated statements of net assets and consolidated balance sheets were $180,245 and $45,061 as of December 31, 2006 and 2005, respectively.

On May 23, 2006, June 15, 2006, October 6, 2006 and October 25, 2006, ACRT incurred disposition fees in the amount of $148,020, $203,796, $68,100 and $273,644 on the sales of the Fort Washington, Pennsylvania investment, the Overland Park, Kansas property, the Norcross, Georgia property and the Paramus, New Jersey investment, respectively. On August 10, 2005, ACRT incurred a disposition fee in the amount of $116,015 on the sale of the Philadelphia, Pennsylvania property leased to Barnes and Noble. The disposition fee on this sale was equal to 1.5% of the contract sales price. The disposition fee is generally equal to 3% of the contract sales price of each portfolio property, provided that 50% of the disposition fee will be paid only if the property is sold at a gain, pursuant to the Advisory Agreement. Estimated disposition fees due to the Advisor in connection with the Plan of $2,099,803 have been accrued as part of the reserve for estimated costs during the period of liquidation.

ACRT has also agreed to pay the Advisor incentive compensation in the amount of 25% of amounts distributed to ACRT’s stockholders after the stockholders have received distributions equal to the amount of their initial investment in shares of Common Stock plus the preferred return of 8%. The accrued incentive fee included in reserve for estimated costs during period of liquidation on the Consolidated Statement of Net Assets as of December 31, 2006 is approximately $3.188 million.

8.	LEASES

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of December 31, 2006, are as follows:

2007	$4,133,444
2008	4,165,043
2009	4,187,626
2010	4,077,256
2011	3,479,484
Thereafter	14,699,204

$34,742,057

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the years ended December 31, 2006, 2005 and 2004 the following tenants accounted for greater than 10% of rental revenues:

	2006	2005	2004
Sports Authority	18.0%	14.1%	13.4%
Bed, Bath and Beyond	—	11.3	11.5
Barnes and Noble	—	—	10.9
CaroMont Medical	12.7	10.1	10.3
A.C. Moore	10.0	10.0	—
OfficeMax	11.1	—	—

9.	MORTGAGES PAYABLE

ACRT has fixed rate mortgages totaling $9,549,718 and $18,179,843 at December 31, 2006 and 2005, respectively. The fixed rate mortgages have interest rates ranging from 6.86% to 8.65% and have maturities at various dates from December 31, 2007 through July 1, 2017.

ACRT has variable rate mortgages totaling $7,976,306 and $8,215,184 at December 31, 2006 and 2005, respectively. The mortgages carry variable interest rates of 206 and 225 basis points over LIBOR (5.32% at December 31, 2006).

At December 31, 2006, the payment of principal under the fixed and variable rate mortgages for the next five years and thereafter is as follows:

	Scheduled Amortization	Balloon Payments	Total
2007	$611,968	$3,897,539	$4,509,507
2008	576,742	—	576,742
2009	453,255	3,747,919	4,201,174
2010	479,848	—	479,848
2011	316,286	3,823,982	4,140,268
Thereafter	783,238	2,835,247	3,618,485

	$3,221,337	$14,304,687	$17,526,024

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500, ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $ 2,821 and $6,786, as of December 31, 2006 and 2005, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

rate cap of $3,965, $4,103 and $41,624 has been recorded as a loss, and included in loss on interest rate cap, net, on the accompanying consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, respectively .

On March 4, 2004, in connection with ACRT’s variable rate mortgage totaling $5,300,000 on the Philadelphia, Pennsylvania property leased to Barnes and Noble, ACRT entered into an interest rate cap agreement and an interest rate swap agreement with a third party. The cap had a notional amount of $2,650,000 and the cap was coterminous with the mortgage loan. In accordance with SFAS No. 133, the interest rate cap was reflected at its fair value. The change in the fair value of the interest rate cap of $28,242 has been recorded as a loss, and included in discontinued operations for the year ended December 31, 2004. In connection with the sale of the Philadelphia, Pennsylvania property on August 10, 2005 (Note 4), the interest rate cap was terminated.

ACRT has estimated that they will incur mortgage settlement costs of $1,969,318 to early retire the mortgage payable due to its plan of liquidation and has accrued such costs in its reserve for estimated costs during the period of liquidation.

10.	LINES OF CREDIT

On April 1, 2003, ACRT obtained a new credit facility agreement totaling $5,500,000 which bore interest at LIBOR plus 2% and required a commitment fee equal to 0.5% per annum of the unused portion of the commitment. The new facility was for a period of three years and amounts available were reduced by $125,000 per quarter from its inception. On April 30, 2004, with the sale of the Memphis, Tennessee property leased to Federal Express, the credit facility was reduced by $1,652,387 which represented the collateral value of this property in the loan agreement. In addition, the quarterly reduction in the amount available under the loan was reduced from $125,000 to $84,150. ACRT has determined that as a result of the Plan, this credit facility was no longer necessary and was not renewed.

On June 17, 2004, ACRT established an additional secured credit facility, which provides for additional borrowing of up to $5,500,000 and decreases by $100,000 per annum. This credit facility bore interest at LIBOR plus 225 basis points and was to mature on June 16, 2009. ACRT was required to pay an annual commitment fee equal to 0.5% on the unused portion of the facility. With the approval of the Plan on October 12, 2006, this credit facility was also cancelled.

11.	STOCK OPTION PLANS

ACRT established, with the approval of the Shareholders, the 1997 Stock Option Plan (the “Plan”) for the purposes of encouraging and enabling ACRT’s officers, employees, directors and advisors to acquire a proprietary interest in ACRT. The Plan provides for administration by the Compensation Committee (the “Committee”) of the Board of Directors. A maximum of seven hundred and fifty thousand Class A common shares have been reserved under the Plan. The Plan authorized (i) the grant of stock options that qualify as Incentive stock options (“ISO”) under section 422 of the Code (ii) the grant of stock options that do not so qualify and (iii) grants of shares upon the attainment of performance goals or subject to restrictions. Options granted under the Plan may be subject to various restrictions on exercise including vesting provisions and a requirement that the Class A common shares be listed on a national exchange or quoted on NASDAQ and/or the requirement that the options when exercised will not constitute an amount greater than a specified percentage of ACRT’s issued and outstanding stock. On January 21, 1998, ACRT, pursuant to the Plan previously approved by the shareholders, granted 25,000 nonqualified stock options to purchase Class A common stock to the five non-employee directors and 650,000 nonqualified stock options to purchase Class A common stock to the advisor at an exercise price of $8.50. In January 2000 and October 2003, ACRT granted each of its three additional non-employee directors an option under the Option Plan to purchase 5,000 shares of Class A common stock at an exercise price of $8.50. Each of these will vest as to 25% of such option for each full year that the non-employee Director has previously served and continues to serve as a Director of ACRT. In 1998 and 2003, three non-employee directors holding a total of 15,000 stock options retired with their stock options unexercised. These stock options were retired and are available to be re-granted. The options were not exercisable unless and until both of the following requirements are met: (a) either (i) the Class A common stock is listed for trading on any national securities exchange or quoted on any tier of the NASDAQ Stock Market or (ii) the occurrence of a Change of Control of ACRT, as defined in the Plan, the sale of all or substantially all of ACRT’s assets or adoption of a plan of liquidation by ACRT and (b) immediately prior to such exercise the number of shares of Class A common stock issued and outstanding, as a result of the exercise of the options granted under the plan, shall not exceed fifteen percent of the issued and outstanding shares of Class A common stock. At December 31, 2005, no stock options under the Plan have been exercised, all but 2,500 of the stock options granted have been vested and 75,000 are available for grant. There are options outstanding as of December 31, 2005 for 675,000 shares at a weighted exercise price of $8.50.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

Compensation expense was calculated through December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the years ended December 31, 2006, 2005 and 2004 ACRT recognized stock based compensation expense totaling $1,097,058, $448,758 and $299,172, respectively.

In connection with the adoption of the Plan, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. As of December 31, 2006, the obligation under the warrant and stock option settlement agreements amounted to $3,227,152 and is included in reserve for estimated costs during the period of liquidation.

12.	DIVIDENDS TO SHAREHOLDERS

ACRT paid cash dividends to Class A shareholders of $763,577, $3,054,308 and $2,975,487 in 2006, 2005 and 2004, respectively.

	2006	2005	2004
Total dividends per share	$0.24	$0.96	$0.96
Ordinary income	34.66%	67.59%	66.82%
15% rate gain	40.77%	12.43%	—
25% rate gain	24.57%	2.67%	—
Percent non-taxable as return of capital	—	17.31%	33.18%

	100.00%	100.00%	100.00%

In 2005, ACRT approved dividends to the holders of Class B common stock for the year ending 2004 totaling $162,769. These dividends were paid on April 25, 2005.

On February 8, 2006, the board of directors declared dividends to holders of Class B common stock for 2005 totaling $162,776. These dividends were paid on November 29, 2006.

13.	CREDIT EVENTS

In March 2006, OfficeMax one of the tenants in ACRT’s Lilburne, Georgia property closed its store at this location. OfficeMax is still responsible for all rent and minimum rent payments are current under the lease, which runs through 2016.

14.	UNAUDITED QUARTERLY FINANCIAL DATA

	2006 (3)
	3/31/06	6/30/06	9/30/06	12/31/06
	(dollars in thousands, except per share data)
Revenues(1)	$1,014	$1,060	$1,075	$1,228
Net income allocable to common shareholders	(175)	4,755	(392)	808
Net income allocable to common shareholders per share:
Basic(2)	$(0.05)	$1.37	$(0.12)	$0.19

Diluted(2)	$(0.05)	$1.13	$(0.12)	$0.17

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006, 2005 AND 2004

	2005
	3/31/05	6/30/05	9/30/05	12/31/05
	(dollars in thousands, except per share data)
Revenues(1)	$1,059	$1,123	$1,033	$1,165
Net income allocable to common shareholders	595	516	249	584
Net income allocable to common shareholders per share:
Basic(2)	$0.18	$0.15	$0.07	$.17

Diluted(2)	$0.15	$0.13	$0.06	$.15

(1)	All periods have been adjusted to reflect the impact of properties classified as held for sale, which are reflected in discontinued operations in the consolidated statements of income.
(2)	The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.
(3)	The 2006 Quarterly Financial Data represents income before adjustments for liquidation basis.

15.	SUBSEQUENT EVENTS

On December 15, 2007, the board of directors approved the first liquidation dividend of $2.00 per share payable on January 31, 2007 to shareholders of record on December 31, 2006. The liquidation dividend was paid on January 31, 2007.

On March 5, 2007, the Marietta, Georgia property leased to Hollywood Video, the Lilburne, Georgia property leased to Sports Authority and OfficeMax, the Memphis, Tennessee property leased to Walgreens, the Wichita, Kansas property leased to OfficeMax and Circuit City, the Montgomeryville, Pennsylvania property leased to A.C. Moore and Thomasville Furniture and the Charlotte, North Carolina properties leased to Caromont Medical Group were sold to an unrelated third party for $40,000,000.

On March 12, 2007, ACRT sold its partnership interest in the Triangle Plaza to its joint venture for $5,469,000.

On March 13, 2007 ACRT sold the Sacramento, Georgia property leased to Gart Sports for $8,250,000.

REAL ESTATE AND ACCUMULATED DEPRECIATION

SCHEDULE III (000’S OMITTED)

DECEMBER 31, 2006

Gross Amount at which carried at end of year (A)

Description	Location	Encumbrances	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Date Constructed	Useful Life Used to Compute Depreciation
Retail	Montgomeryville, PA	—	1,396	5,195	6,591	—	2003	2003	NA
Office – (4 Buildings)	Charlotte, NC	4,008	1,224	4,439	5,663	—	1996	1985	NA
Retail	Wichita, KS	4,032	1,279	3,427	4,706	—	2000	1979/2000	NA
Retail	Sacramento, CA	3,968	1,085	2,555	3,640	—	1994	1985	NA
Retail	Marietta, GA	—	506	656	1,162	—	1997	1996	NA
Retail	San Antonio, TX	—	896	1,428	2,324	—	1995	1995	NA
Retail	Lilburn, GA	4,075	1,944	3,299	5,243	—	1997	1996	NA
Industrial	Plymouth, IN	1,443	304	2,243	2,547	—	1995	1994	NA
Retail	Memphis	—	267	843	1,110	—	1994	1994	NA
	Fair Market Value Adj	—	—	21,239	21,239	—

		$17,526	$8,901	$45,324	$54,225	$—

(A)	The initial costs include the purchase price paid by ACRT and acquisition fees and expenses.

	December 31,
	2006	2005	2004
Reconciliation of Real Estate Owned:
Balance at the beginning of period	$49,065	$59,584	$51,820
Additions during the period	—	—	10,519
Properties sold during the period	(9,929)	(10,519)	(2,755)
Accumulated depreciation netted against real estate	(6,150)	—	—
Fair market value adjustment	21,239	—	—

Balance at end of the period	$54,225	$49,065	$59,584

Reconciliation of Accumulated Depreciation:
Balance at the beginning of period	$7,151	$6,401	$5,875
Depreciation expense	576	934	1,087
Accumulated depreciation of property sold during the period	(1,577)	(184)	(561)
Accumulated depreciation eliminated on change to liquidation basis of accounting	(6,150)	—	—

Balance at end of the period	$—	$7,151	$6,401

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of ACRT’s “disclosure controls and procedures” (as defined in rule 13a-15 (e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of ACRT’s management , including its Chief Executive Officer and its Chief Financial Officer. Based upon this evaluation, ACRT’s Chief Executive Officer and its Chief Financial Officer have concluded that ACRT’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by ACRT in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by ACRT in reports filed or submitted under the Exchange Act is accumulated and communicated to ACRT’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2006, ACRT has seven Directors, five of whom are Independent Directors. The Directors and executive officers of ACRT are as follows:

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

Robert J. Ambrosi, 56, is Chairman, President and a Class III Director of ACRT, and President and founder of ARC Properties, Inc., an affiliate of the Advisor. Mr. Ambrosi has more than 25 years of experience in the acquisition, development and management of real estate projects internationally. He began his real estate career as a real estate investment analyst for the Mutual Life Insurance Company of New York. From 1976 to 1978, he was Vice President of Marcil Properties, Inc. a Canadian-based investment company which concentrated on the acquisition of U.S. real estate on behalf of foreign-based investors. Mr. Ambrosi is also the co-founder and President of Tibor Pivko + Company, a real estate company which acts as an advisor to foreign-based investors and has activities in the United States, Europe and the Middle East, and has acted as managing principal in more than 50 separate real estate entities. Mr. Ambrosi is also President and owner of ARC Financial Services, Inc., which is a member of the NASD. Mr. Ambrosi has a Bachelor of Science degree in Engineering from the New Jersey Institute of Technology, a Masters degree in Finance from Rutgers University and a Senior Certificate in Real Estate from New York University.

James M. Steuterman, 50, is a Class III Director of ACRT and is a Senior Vice President of Toll Brothers Realty Trust (“Toll”), a commercial development and management firm specializing in retail, multi-family and office development. Mr. Steuterman joined Toll in 2002. Toll Brothers Realty Trust is an affiliate of Toll Brothers, Inc. (NYSE: TOL), a Fortune 1000 company and the nation’s leading builder of luxury homes. Prior to joining Toll, Mr. Steuterman was the Chief Operating Officer of New Plan Excel Realty Trust (“New Plan”), a publicly traded real estate company with a national portfolio of property investments exceeding $3.0 billion. In addition, Mr. Steuterman was a member of New Plan’s Board of Directors and its Investment Committee. Prior to 1984, Mr. Steuterman worked with Schnuck Markets, Inc., a regional grocery chain, and Baur Properties, a developer of suburban office parks and warehouse space. Mr. Steuterman holds a Business degree from the University of Missouri and is an active member of the International Council of Shopping Centers and National Association of Real Estate Investment Trusts.

Richard G. Kelley, 75, is a Class II Director of ACRT and the former Chairman, Chief Executive Officer, and Director of Citizens First National Bank. Mr. Kelley has more than 35 years of banking experience and has been Chairman, President, Chief Executive Officer, and Director of three commercial banks. He was president of the American Institute of Banking and was also a presidential appointment as a full-time consultant for the U.S. Department of Commerce in Washington, D.C., and appointed by the Governor as a member of the State of New Jersey Banking Advisory Committee. Mr. Kelley attended the Rutgers University Stonier Graduate School of Banking where he was president of his class, and subsequently, a faculty member and member of the Board of Regents. He has a Bachelor of Science degree in Management and a Juris Doctorate in Law from Quinnipiac University where he is currently trustee, member of the Executive Committee and Chairman of the Academic Affairs Committee.

Garrett E. Sheehan, 58, is a Class II Director of ACRT, and is presently Managing Director of Sentinel Real Estate Investment Corporation, a real estate advisory and investment management firm. Prior to joining Sentinel in 1999, he was a Managing Director of Jones Lang Wootton, an international real estate services and advisory firm. In his ten years at Jones Lang Wootton, he was a broker/dealer affiliate, and a partner in its national Investment Sale and Finance Group. Prior to joining Jones Lang Wootton, he was a Vice President of the Pivko Group and a Commercial Loan and Acquisition Officer for Travelers Insurance in its Real Estate Investment Department. He received a Bachelor of Arts degree from Trinity College in Hartford, Connecticut and a graduate degree from Oxford University in England.

Mervin H. Goldman, CPA, 79 retired, is a Class I Director of ACRT and was formerly a Senior Partner in, and founder of, the accounting firm of Dorfman, Goldman, Stobezki & Goldman, P.A. Mr. Goldman founded Dorfman & Goldman in 1974 and has over 20 years of experience in public accounting and financial planning. Prior to 1974, Mr. Goldman held positions of Vice President of Finance and Operations and Treasurer for firms in the textile industry. In 1994, Mr. Goldman was appointed to the Advisory Board of Valley National Bank, in Wayne, New Jersey. Mr. Goldman received a Bachelor of Science degree in Accounting from New York University. In addition to being a Certified Public Accountant, he is also a member of the New Jersey CPA Society and the American Institute of Certified Public Accountants.

Dietmar Georg, 52, is a Class I Director and is a Managing Director and Principal of GLL Real Estate Partners (“GLL”), an international real estate advisory and management firm which he formed with majority shareholders Lend Lease (London) and Assicurazioni Generali. Prior to forming GLL, Mr. Georg was a Managing Director of HVB Capital Markets, Inc. (“HVBCM”), the New York-based U.S. investment banking subsidiary of Munich-based HypoVereinsbank, Germany’s second largest bank and Europe’s largest real estate lender. He also serves as chief executive of entities investing in retail and office properties. Mr. Georg is a frequent speaker at real estate conferences both in Germany and in the U.S. and has authored several articles in real estate, finance and business publications. Mr. Georg has earned dual masters degrees in Business Administration, University of Giessen, and in Economics, Kansas State University, Manhattan, Kansas.

Marc Perel, CPA, 53, is a Class II Director and Executive Vice President of ACRT and has been Senior Vice President of ARC Properties, Inc. since 1985. From 1984 to 1985, Mr. Perel was employed by Secured Properties, Inc., a real estate investment company. From 1977 to 1984, Mr. Perel was with Zimmerman & Co., a certified public accounting firm, where he became head of the firm’s real estate department in 1980 and a partner in 1984. During that period, he was responsible for due diligence, property audits, investor reporting, tax planning and investment analysis. In addition to his accounting experience, Mr. Perel has experience in and continues to be involved with real estate development and property management. Mr. Perel has a Bachelor of Science degree in Accounting from Long Island University and is a Certified Public Accountant.

Claudia Graff, 58, is Vice President of ACRT and Vice President of ARC Properties, Inc., since 1985 and has more than 17 years of experience in the acquisition and analysis of credit lease properties. Ms. Graff is currently responsible for the screening of properties submitted to ACRT and the coordination of market research and valuation data. Prior to her involvement in the real estate business, Ms. Graff was an office and systems administrator for the Security Mutual Life Insurance Company in Kearney, Nebraska.

Bruce Nelson, CPA, 52, is the Chief Financial Officer of ACRT and Controller of ARC Properties, Inc. Mr. Nelson, who is a Certified Public Accountant, holds a Bachelor of Science degree in Accounting from William Paterson College of New Jersey and a Masters degree in Business Administration and Finance from Fairleigh Dickinson University. Prior to joining ACRT in 1996, Mr. Nelson held a variety of financial and accounting positions, most recently as Controller and Treasurer for the Cirkus Real Estate Group, one of the largest real estate developers and property managers in New Jersey. Prior to that, Mr. Nelson was the Corporate Accounting Manager for Becton, Dickinson & Co., a Fortune 500 company. Mr. Nelson is responsible for all accounting operations of ACRT.

Joseph M. Morena, 53, is Treasurer of ACRT. Prior to joining ACRT in 1996, Mr. Morena was Vice President and Chief Financial Officer of Tel-Save Holdings Inc., a publicly traded telecommunications company. From 1980 to 1993, Mr. Morena was Vice President and Treasurer of Air & Water Technologies Inc., a publicly traded international engineering and construction company. Mr. Morena has substantial experience in corporate finance, including capital raising in the public IPO market, bank loan, public bond and private placement markets. Mr. Morena also has significant business management experience in the area of financial statement preparation and control, as well as communication of financial performance to institutional investors. Mr. Morena is a graduate of New York University from which he received BS and MBA degrees in Banking and Finance.

Compensation of Directors

Each independent director receives annual compensation of $5,000, a meeting fee of $1,000 for each Board meeting and a committee meeting fee of $500 for all committee members, plus costs of attending meetings. In addition, each Independent Director has been awarded an option under the Option Plan to purchase 5,000 shares of Class A Common Stock. These options have been terminated pursuant to agreements providing for payment of the value they represent, at the time and to the same extent that liquidating distributions are paid to shareholders.

Audit Committee

The Audit Committee has three members, Messrs. Goldman, Steuterman and Kelley. The Audit Committee meets on a quarterly basis. During its quarterly meetings, the Audit Committee reviews ACRT’s financial statements and credit reports on each of ACRT’s tenants. In connection with the issuance of ACRT’s annual and quarterly financial statements, the Audit Committee meets with ACRT’s independent registered public accounting firm to discuss the financial statements and any related issues with management. Each director who serves on the Audit Committee receives fees of $500 for each meeting attended. The Board of Directors has determined that Mr. Goldman is an Audit Committee independent financial expert as defined by Securities and Exchange Commission regulations.

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

Based solely on our review of the copies of these forms, we believe that during the year ended December 31, 2006, all directors and executive officers of ACRT made all necessary filings.

Code of Ethics

In light of the pending liquidation, the Board of Directors has determined not to incur the expense associated with adopting a Code of Ethics applicable to ACRT Management.

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

•

Incentive compensation in the amount of 25% of amounts distributed to ACRT’s stockholders after the stockholders have received distributions equal to the amount of their initial investment in shares of Common Stock plus the preferred return of 8%.

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

In connection with the adoption of the Plan, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. As of December 31, 2006, the obligation under the warrant and stock option settlement agreements amounted to $3,227,152 and is included in reserve for estimated costs during the period of liquidation.

Employment Contracts

ACRT does not have any employees nor any employment agreements other than the Advisory Agreement with the Advisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Class A Common Stock. As of December 31, 2006, there were 3,181,540 shares of Class A Common Stock outstanding. The following table sets forth, as of December 31, 2006, the beneficial ownership of shares of:

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
(2)

Certain persons to whom ACRT granted stock options, including the Advisor which is controlled by Mr. Ambrosi, have entered into Stock Option Settlement Agreements with ACRT, the terms of which are described in Item 5 under the heading “Equity Plan Compensation Information.” As a result of these agreements, the stock options have been terminated and therefore are not reflected in this table.

Class B Common Stock. As of December 31, 2006, there were 166,397 shares of Class B Common Stock outstanding. All of the currently issued and outstanding Class B Common Stock is beneficially owned by Working Capital Invest, N.V.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents audit fees charged by KPMG LLP for the years ended December 31, 2006 and 2005 and fees billed for other services rendered by KPMG LLP.

	2006	2005
Audit Fees	$150,000	$92,000
Audit Related Fees	112,060	48,000

Total	$262,060	$140,000

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

		Page
(a)	(1) Financial Statements	34-37
	(2) Financial Statement Schedule	52
	(3) Exhibits	62

Exhibit No.	Exhibit
21.1	Subsidiaries of ARC Corporate Realty Trust, Inc.

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/ 15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President
Date:	March 15, 2007

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer
Date:	March 15, 2007

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

DATE: March 15, 2007