Form 10-Q
period 2007-03-31
ARC CORPORATE REALTY TRUST INC
filed 2007-05-15
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 15, 2007, there were 3,784,980 Class A Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statement of Net Assets (Liquidation Basis)

As of March 31, 2007 (unaudited) and December 31, 2006

	2007	2006
Property and Investments:
Investment in real estate	$6,805,449	$54,224,928

Investment in unconsolidated subsidiaries and undivided interests	6,291,736	11,761,277

Total investment in property held for sale and investments	13,097,185	65,986,205

Cash and cash equivalents	36,682,124	11,462,671

Restricted cash	247,577	436,717

Rent receivable	10,006	65,970

Prepaid expenses and other assets, net	26,899	48,041

Total assets	$50,063,791	$77,999,604

Liabilities:
Mortgage notes payable	$1,368,972	$17,526,024
Due to related parties	39,704	180,245
Unearned rental revenue	31,250	1,462
Accounts payable and accrued expenses	210,820	464,182
Reserve for estimated costs during period of liquidation	9,587,049	13,610,650

Total liabilities	11,237,795	31,782,563

Minority interest	114,192	1,541,625

Net Assets in Liquidation (available to holders of common shares)	$38,711,804	44,675,416

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statement of Changes in Net Assets for the three months ended March 31, 2007 (Liquidation Basis) and Consolidated Statement of Income for the three months ended March 31, 2006 (Going Concern Basis) (unaudited)

	Three Months Ended March 31
	2007	2006
	(Liquidation Basis)	(Going Concern)
Net assets in Liquidation, beginning of period	$44,675,416	$—

Revenues:
Rental revenues	829,763	1,242,789
Real estate tax reimbursements	13,636	180,501
Interest income	144,510	12,610

Total revenues	987,909	1,435,900

Expenses:
Interest expense	291,784	398,154
Depreciation and amortization	—	233,200
Asset management fees-affiliate	110,567	165,785
Real estate taxes	—	180,501
Property operating expenses	54,382	60,097
General and administrative expenses	43,874	38,898
Stock based compensation	—	697,649
Professional expenses	122,499	101,542
Loss (gain) on interest rate cap, net	1,589	(3,065)
State and local taxes	4,344	2,849

Total expenses	629,039	1,875,610

	358,870	(439,710)
Minority interests in loss (earnings) from subsidiaries	126,492	(63,117)
Equity in income of unconsolidated subsidiaries and undivided interests	45,500	263,990

Loss from continuing operations		(238,837)
Income from discontinued operations		63,111

Net loss allocable to Class A and Class B common shareholders		$(175,726)

Increase in reserve for estimated costs during period of liquidation	(621,289)
Change in fair value of investment in real estate	830,519
Liquidating dividends	(6,703,704)

Changes in net assets in liquidation	(5,963,612)
Net assets in liquidation, end of period	$38,711,804

Basic:
Net loss per share from continuing operations		$(0.07)
Net income per share from discontinued operations		0.02

Net loss per share		$(0.05)

Diluted:
Net loss per share from continuing operations		$(0.07)
Net income per share from discontinued operations		0.02

Net loss per share		$(0.05)

Weighted average shares outstanding-basic		3,348,000
Weighted average shares outstanding-diluted		3,348,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the three months ended March 31, 2006 (Going Concern Basis)

(Unaudited)

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Accumulated Distributions in Excess of Net Income	Total Shareholders’ Equity
Balance, December 31, 2005	$3,182	$166	$32,106,429	$747,930	$(6,764,283)	$26,093,424
Increase in deferred compensation, net	—	—	—	697,649	—	697,649
Net loss	—	—	—	—	(175,726)	(175,726)
Dividends	—	—	—	—	(926,353)	(926,353)
	—	—	—	—	—	—

Balance, March 31, 2006	$3,182	$166	$32,106,429	$1,445,579	$(7,866,362)	$25,688,994

The accompanying notes to consolidated financial statements are an integral part of these statements.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2006 (Going Concern Basis)

(Unaudited)

Three months ended March 31, 2006
(Going Concern Basis)
Cash Flows from Operating Activities:
Net (loss) income	$(175,726)
Adjustments to reconcile net (loss) income/net change in net assets to net cash provided by operating activities:
Net increase in net assets as a result of operations
Depreciation and amortization	256,972
Stock based compensation	697,649
Loss on interest rate cap	(3,065)
Minority interest in earnings of subsidiaries	63,117
Distributions from unconsolidated subsidiaries and undivided interests	244,700
Equity in income of unconsolidated subsidiaries and undivided interests	(263,990)
(Increase) decrease in assets:
Restricted cash	(41,487)
Rent receivable	(122,832)
Deferred rent receivable	35,353
Prepaid expenses and other assets	3,311
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	130,810

Net cash provided by operating activities	824,812

Cash Flows from Investing Activities:
Decrease in notes receivable-tenants	12,455

Net cash provided by investing activities	12,455

Cash Flows from Financing Activities:
Mortgage principal amortization	(228,540)
Payoff of principal on mortgage note payable	(1,608,367)
Net increase (decrease) on lines of credit	1,610,000
Deferred financing and other fees	(5,525)
Distributions to minority interest	(62,540)
Dividends paid	(763,577)

Net cash (used in) provided by financing activities	(1,058,549)

Net (Decrease) Increase in Cash and Cash Equivalents	(221,282)
Cash and Cash Equivalents, Beginning of Period	1,229,560

Cash and Cash Equivalents, End of Period	$1,008,278

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$474,970

Non Cash Financing Activities:
Dividends payable-Class B	$162,776

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

1.	GENERAL

ARC Corporate Realty Trust, Inc. and subsidiaries (“ACRT”) is a corporation which was formed under the laws of the State of Maryland on June 25, 1993. ACRT operates in a manner intended to enable it to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”). ACRT is managed by its advisor, ARC Capital Advisors L.P. (“Advisor”), which performs services for ACRT pursuant to the terms of an advisory agreement (the “Advisory Agreement”) (Note 6). ACRT was formed to purchase geographically diverse credit lease properties which are general purpose retail, office and industrial properties each 100% leased to one or more creditworthy tenants under a long term lease that generally requires tenants to pay most or all of the operating costs of the property including real estate taxes and insurance.

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

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness, LP, which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to its joint venture partner for $2,500,000.

On June 15, 2006, the property located in Overland Park, Kansas leased Borders Books and Bed, Bath and Beyond, was sold to an unrelated third party for $13,600,000.

On October 6, 2006, the property located in Norcross, Georgia leased to AT&T was sold to an unrelated third party for $2,270,000.

On January 25, 2007, ACRT reached an agreement with its joint venture partner for the sale of its partnership interest in the New York, New York property leased to National Amusement and Toys R Us. Under the terms of the agreement ACRT agreed to sell its partnership interest to its joint venture partner for $5,469,450 and ACRT retains all distributions it received in 2005. On March 12, 2007, the transaction was completed.

On March 5, 2007, the following properties were sold to an unrelated third party:

Property	Tenant	Selling Price
Wichita, Kansas	OfficeMax, Circuit City	$8,760,201
Charlotte, North Carolina	Caromont Medical	9,205,970
Montgomeryville, Pennsylvania	A.C. Moore, Thomasville Furniture	9,699,417
Memphis, Tennessee	Walgreens Cos.	2,200,000
Lilburne Georgia	Sports Authority, OfficeMax	7,928,869
Marietta, Georgia	Hollywood Video	2,205,543

On March 14, 2007, the property located in Sacramento, California leased to GART Sports was sold to an unrelated third party for $8,250,00.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

ACRT is currently marketing all other properties for sale.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation - Prior to the approval of the Plan by ACRT’s shareholder on October 12, 2006, ACRT prepared its financial statements under the going concern basis of accounting.

As a result of ACRT’s board of directors’ adoption of the Plan and its approval by its stockholders on October 12, 2006, ACRT adopted the liquidation basis of accounting. Accordingly on that date, ACRT’s assets were adjusted to their estimated fair value and ACRT’s liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts. All non monetary assets such as deferred rent receivable, deferred financing fees and deferred leasing costs, were written off. The minority interest in ACRT’s Overland Park, Kansas and Wichita, Kansas properties were adjusted to reflect the minority interest at its settlement value based upon the valuation of the related assets and liabilities.

b.	Interim Financial Statements (unaudited) - The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of ACRT’s operations and financial position, reference is made to the financial statements (including notes thereto) previously filed with the Securities and Exchange Commission with ACRT’s Form 10-K for the year ended December 31, 2006.

c.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Properties - Prior to October 12, 2006, properties were carried at cost which included the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings were depreciated on a straight-line basis over their estimated useful lives, which were 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT was amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2e).

On October 12, 2006, with the approval of the Plan by ACRT’s shareholders, ACRT’s properties were adjusted to their estimated fair value. The valuation of real estate held for sale as of March 31, 2007 and December 31, 2006 is based on fair value which was determined by either current contracts for sale and estimates of sales values based on an independent appraisal of the real estate and indications of value based upon the marketplace.

e.	Reserve for Estimated Costs during Period of Liquidation – Under the liquidation basis of accounting, ACRT is required to estimate and accrue the costs associated with implementing the Plan. These amounts can vary significantly due to, among other factors, the timing and amounts associated with the discharging of known and contingent liabilities and costs associated with the cessation of operations. The costs are estimated and are expected to be paid over the liquidation period (see Note 3 on Liquidation Basis of Accounting)

f.	Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash maintained for real estate taxes, insurance and capital expenditures.

Cash and cash equivalent balances may exceed insurable limits. ACRT believes it mitigates risk by investing in or through major financial institutions.

g.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

h.	Amortization - Prior to the adoption of the Plan, deferred financing and other fees were amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs were amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments were amortized over the estimated useful life of the underlying real estate assets.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

On October 12, 2006 with the approval of the Plan by the ACRT’s shareholders, all deferred costs were written-off.

i.	Income Taxes - ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant, as applicable.

j.	Revenue Recognition - Prior to the adoption of the Plan, rental revenue from tenant operating leases which provide for scheduled rental increases were recognized on a straight-line basis over the term of the respective leases.

On October 12, 2006 with the approval of the Plan by the ACRT’s shareholders, all previously recorded deferred rent receivable was written off and rental revenue is recognized in accordance with the contractual terms of the leases.

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

k.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earning.

l.	Earnings Per share- Prior to the adoption of the Plan, basic net income per share was computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding at March 31, 2006.

(In thousands) 2006
Total weighted average Class A common shares	3,182

Total weighted average Class B common shares	166

Weighted average number of common shares used in calculation of basic earnings per share	3,348

Shares issuable on excersise of warrants	—
Shares issuable upon exercise of stock options (15% of outstanding common shares)	—

Weighted average number of common shares used in calculation of diluted earnings per share	3,348

m.	Recent Accounting Pronouncements – In June 2006, FASB issued Interpretation No. 48 “Accounting for Uncertainty inIncome Taxes-an Interpretation of FASB No. 109”. FIN 48 provides guidance on recognition and measurement of uncertainties in income taxes and is applicable for fiscal years beginning after December 15, 2006. The adoption did not have a material impact on ACRT’s consolidated financial statements.

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

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115. This Statement permits entities to choose to measure many financial instruments at fair value. This standard allows entities to achieve an offset accounting effect for certain changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. This Statement is effective for financial statements issued for fiscal year beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

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

Accordingly, ACRT recognized compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the three months ended March 31, 2006, ACRT recognized stock based compensation expense totaling $697,649.

Compensation expense was calculated through December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense was adjusted in the first quarter of 2006 to reflect the current projected liquidation price of $13.50 a share.

On December 21, 2006, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. As of March 31, 2007 and December 31, 2006, the obligation under the warrant and stock option settlement agreements amounted to $3,450,837 and $3,227,152, respectively, and is included in reserve for estimated costs during the period of liquidation in the accompanying consolidated statement of net assets.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

o.	Fair Value of Financial Instruments

Cash Equivalents, Notes Receivable, Rent Receivable and Accounts Payable and Accrued Expenses

ACRT estimates that the fair value approximates carrying value due to the relatively short maturities of the instruments.

Mortgage Notes Payable and Lines of Credit

ACRT determines the fair value of these instruments based on a discounted cash flow analysis using a discount rate that approximates the current borrowing rates for instruments of similar maturities. Based on this analysis, ACRT has determined that the fair value of these instruments approximate their carrying value.

p.	Industry Segments – ACRT operates in one industry segment, investments in credit lease properties.

q.	Environmental Matters - Based upon management’s ongoing review of its properties, management is not aware of any environmental conditions with respect to any of ACRT’s properties, which would be reasonably likely to have a material adverse effect on ACRT. There can be no assurance, however, that the discovery of environmental conditions which were previously unknown, changes in law, the conduct of tenants or activities relating to properties in the vicinity of ACRT’s properties, will not expose ACRT to material liability in the future. Changes in law increasing the potential liability for environmental conditions existing on properties or increasing the restrictions on discharges or other conditions may result in significant unanticipated expenditures or may otherwise adversely affect the operations of ACRT’s tenants, which would adversely affect ACRT’s consolidated financial condition and results of operations.

3.	LIQUIDATION BASIS ACCOUNTING

Under the liquidation basis of accounting, ACRT is required to estimate and accrue the costs associated with implementing and completing the Plan. The estimated amounts can be significantly impacted due to, among other things, the costs of disposition fees to the Advisor, incentive fees to the Advisor, retiring mortgages, property sales commissions and other costs associated with discharging the known and contingent liabilities of ACRT. As a result, ACRT has recorded an estimated liability for amounts expected to be incurred during the projected period required to complete the liquidation of ACRT’s assets. These estimates could change materially based on the timing of the anticipated sales, the performance of the underlying assets or modifications to the Agreement. Periodically, as the facts and circumstances associated with the disposition of ACRT’s assets change, the reserve for estimated costs during period of liquidation will be reviewed and adjusted as appropriate.

	December 31, 2006	Actual Disbursement	Change in Reserve	March 31, 2007
Dispositon fee due to advisor	$2,099,803	$(1,823,529)	$341,364	$617,638
Incentive fee due to advisor	3,306,205	—	310,432	3,616,637
Mortgage retirement costs	1,969,318	(1,487,854)	(361,959)	119,505
Settlement of options and warrants	3,227,152	—	223,685	3,450,837
Property sales commissions	1,308,498	(913,750)	(40,570)	354,178
Other	1,699,674	(419,757)	148,337	1,428,254

Reserve for estimated costs during period of liquidation	$13,610,650	$(4,644,890)	$621,289	$9,587,049

On January 31, 2007, ACRT made a liquidation distribution of $2.00 per share to shareholders of record on December 31, 2006, totaling $6,703,704.

4.	PROPERTIES AND PROPERTY INVESTMENTS

The following disposals were consummated during 2007 and 2006:

On May 23, 2006, ACRT sold its partnership interest in Fort Washington Fitness LP, which owns the property in Fort Washington, Pennsylvania leased to LA Fitness, to it’s joint venture partner for $2,500,000 and recognized a gain for financial reporting purposes of $1,546,204.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

On June 15, 2006, the property located in Overland Park, Kansas, leased to Borders Books and Bed, Bath and Beyond, was sold for $13,600,000 to an unrelated third party, which resulted in a gain for financial reporting purposes of $6,137,479.

On October 6, 2006, the property located in Norcross, Georgia leased to AT&T was sold for $2,270,000 to an unrelated third party, which resulted in a gain for financial reporting purposes of $491,887.

On October 25, 2006, the investment in the Paramus, NJ property leased to Baby’s R Us, Levitz and Wade, Odell, Wade was sold to a related party for $9,121,498.

On March 5, 2007, the following properties were sold to an unrelated third party:

Property	Tenant	Selling Price
Wichita, Kansas	OfficeMax, Circuit City	$8,760,201
Charlotte, North Carolina	Caromont Medical	9,205,970
Montgomeryville, Pennsylvania	A.C. Moore, Thomasville Furniture	9,699,417
Memphis, Tennessee	Walgreens Cos.	2,200,000
Lilburne, Georgia	Sports Authority, OfficeMax	7,928,869
Marietta, Georgia	Hollywood Video	2,205,543

On March 14, 2007, the property located in Sacramento, California leased to GART Sports was sold to an unrelated third party for $8,250,000.

During the period ended March 31, 2007, ACRT sold properties for an aggregate $1,676,515 greater than the estimated fair values recorded at December 31, 2006.

During the period ended March 31, 2007, ACRT revised its estimate on the fair value of the Plymouth property down by $845,996 based upon the current offers it has received for this investment.

5.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARES AND UNDIVIDED INTERESTS

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

ACRT’s investment in unconsolidated subsidiaries and undivided interest is as follows:

	% Interest	March 31,2007	December 31, 2006
Triangle Plaza II, LLC (Triangle)	40%	$—	$5,469,540
Levittown ARC, LP (Levittown)	20%	627,341	627,341
Rochelle Park Investors, LLP (Rochelle)	51%	4,828,538	4,828,539
ARC International Fund II, LP (ARC International)	11.2%	835,857	835,857
Fort Washington Fitness, LP (Fort Washington)	50%	—	—

Total		$6,291,736	$11,761,277

ACRT’s equity in income of unconsolidated subsidiaries and undivided interest for the three months ended March 31, 2007 and 2006 are as follows:

		2007	2006
Triangle Plaza II, LLC (Triangle)	40%	$15,000	$118,790
Levittown ARC LP (Levittown)	20%	4,500	2,998
Rochelle Park ACRT, LLC (Rochelle)	51%	26,000	44,817
Paramus ACRT, LLC (Paramus)	40%	—	54,609
ARC International Fund II, LP (ARC
International)	11.2%	—	13,932
Fort Washington Fitness, LP (Fort Washington)	50%	—	28,844

Total		$45,500	$263,990

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

Certain of Partnership or LLC agreements for investments in real estate investment funds contain provisions that stipulate a disproportionate sharing of cash flow among the investors after a specified rate of return has been achieved. Accordingly, the cash flow distributed to ACRT from an investment in real estate fund may not be proportionate to ACRT’s ownership interest.

Triangle

On March 12, 2007, ACRT sold its partnership interest for $5,469,450.

Rochelle Park

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

ACRT currently has entered into a contract to sell the property for $20,800,000 to a unrelated third party, however, there is no assurance that the sale will take place.

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

ACRT incurred asset management fees of $110,567 and $165,785 for the three months ended March 31, 2007 and 2006, respectively. Unpaid asset management fees included in due to related parties on the consolidated statement of net assets were $39,704 and $180,245 at March 31, 2007 and December 31, 2006, respectively.

On March 5, 2007, ACRT incurred disposition fees totaling $1,121,158 on the sale of the Charlotte, North Carolina property, the Montgomeryville, Pennsylvania property, the Memphis, Tennessee property, the Lilburne and Marietta Georgia properties and the Wichita, Kansas property. On March 12, 2007, ACRT incurred a disposition fee totaling $454,871 on the sale of its partnership interest in the property located in New York City, New York. On March 14, 2007, ACRT incurred a disposition fee totaling $247,500 on the sale of the property located in Sacramento, California. On May 23, 2006 and June 15, 2006, ACRT incurred a disposition fee in the amount of $148,020 and $203,796 on the sale of the Fort Washington, Pennsylvania investment and the sale of the Overland Park, Kansas property, respectively. On August 10, 2005, ACRT incurred a disposition fee in the amount of $116,015 on the sale of the Philadelphia, Pennsylvania property leased to Barnes and Noble. The disposition fee on this sale was equal to 1.5% of the contract sales price. The disposition fee is generally equal to 3% of the contract sales price of each portfolio property, provided that 50% of the disposition fee will be paid only if the property is sold at a gain, pursuant to the Advisory Agreement. Estimated disposition fees due to the Advisor included in the reserve for estimated costs during the period of liquidation on the consolidated statement of net assets were $617,646 and $2,099,803 at March 31, 2007 and December 31, 2006, respectively.

ACRT has also agreed to pay the Advisor incentive compensation in the amount of 25% of amounts distributed to our stockholders after our stockholders have received distributions equal to the amount of their initial investment in shares of

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

Common Stock plus a preferred return of 8%. The estimated incentive fee included in reserve for estimated costs during the period of liquidation on the consolidated statement of net assets was $3,616,637 and $3,306,205 at March 31, 2007 and December 31, 2006, respectively.

7.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of March 31, 2007, are as follows:

2007	$525,786
2008	721,492
2009	721,492
2010	607,449

$2,576,219

8.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $1,368,972 and $9,549,718 at March 31, 2007 and at December 31, 2006, respectively. The remaining fixed rate mortgage of $1,368,972 has an interest rate of 6.86% and matures on May 1, 2011.

During the period ended March 31, 2007, mortgages totaling $16,000,787 were repaid upon the sale of the related properties. ACRT incurred $1,487,854 of mortgage retirement costs.

ACRT had variable rate mortgages totaling $7,976,306 at December 31, 2006. On March 5, 2007, the variable rate mortgage totaling $3,991,666 on the Caromont, North Carolina property was repaid. On March 14, 2007, the variable rate mortgage totaling $3,931,987 on the Sacramento, California property was repaid.

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500, ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, net was reported as an asset of $1,232 and $2,821 as of March 31, 2007 and December 31, 2006, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of ($1,589) and $3,065 has been recorded as a (loss) gain on interest rate cap, net on the accompanying consolidated statement of changes in net assets for the three months ended March 31, 2007 and the consolidated statement of income (loss) for the three months ended March 31, 2006.

ACRT has estimated that it will incur mortgage settlement costs of $119,505 to early retire the remaining mortgage payable due to its plan of liquidation and has accrued such costs in its reserve for estimated costs during the period of liquidation as of March 31, 2007.

9.	STOCK OPTION PLANS

ACRT established, with the approval of the Shareholders, the 1997 Stock Option Plan (the “Option Plan”) for the purposes of encouraging and enabling ACRT’s officers, employees, directors and advisors to acquire a proprietary interest in ACRT. On January 21, 1998, ACRT granted 25,000 nonqualified stock options to purchase Class A common stock to the five non-employee directors and 650,000 nonqualified stock options to purchase Class A common stock to the advisor at an exercise price of $8.50. In January 2000 and October 2003, ACRT granted each of its three additional non-employee directors an option under the Option Plan to purchase 5,000 shares of Class A common stock at an exercise price of $8.50. In 1998 and 2003, three non-employee directors holding a total of 15,000 stock options retired with their stock options unexercised.

Compensation expense was calculated thru December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the three months ended March 31, 2006, ACRT recognized stock based compensation expense totaling $697,649.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007 AND 2006

(UNAUDITED)

In connection with the adoption of the Plan, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement (“SOS Agreement”). Under the SOS Agreement, no dividends are paid to the holders of the Settlement Agreement, until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. As of March 31, 2007 and December 31, 2006, the obligation under the warrant and stock option settlement agreements amounted to $3,450,837 and $3,227,152, respectively, and is included in reserve for estimated costs during the period of liquidation.

10.	SUBSEQUENT EVENTS

On April 26, 2007, ACRT paid a liquidating dividend of $6.50 per share, totaling $20,680,212 to Class A shareholders of record as of February 28, 2007.

On April 27, 2007, ACRT paid a liquidating dividend of $.80 per share, totaling $2,545,257 to Class A shareholders of record as of April 1, 2007 and SOS Agreement holders $.80 per share, aggregating $479,176.

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

The Plan calls for the orderly sale of all of ACRT’s assets and the payment of (or provision for) its liabilities and expenses, as well as the establishment of a reserve for contingent liabilities and anticipated expenses. The principal purpose of the liquidation is to maximize stockholder value by liquidating ACRT’s assets and distributing net proceeds of the liquidation to its shareholders. ACRT intends to continue to market the remaining properties and to sell these properties on the most favorable terms possible. ACRT believes this marketing process is likely to maximize the consideration received for these properties. ACRT will continue to evaluate the marketing process throughout the liquidation process in order to ensure the sale of the remaining properties in the most economically attractive manner. At such time as ACRT has sold its properties, satisfied its liabilities, and distributed the net proceeds of the sales to the stockholders, ACRT will cancel all outstanding shares of Common Stock, file Articles of Dissolution with the State Department of Assessments and Taxation of Maryland and ACRT will cease to exist. ACRT expects to complete the liquidation within 24 months from the adoption of the Plan by the stockholders, which was October 12, 2006.

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

On January 25, 2007, ACRT reached an agreement with its joint venture partner for the sale of its partnership interest in the New York, New York property leased to National Amusement and Toys R Us. Under the terms of the agreement ACRT agreed to sell its partnership interest to its joint venture partner for $5,469,450 and ACRT retains all distributions it received in 2005. On March 12, 2007 the transaction was completed.

On March 5, 2007 the following properties were sold to an unrelated third party:

Property	Tenant	Selling Price
Wichita, Kansas	OfficeMax, Circuit City	$8,760,201
Charlotte, North Carolina	Caromont Medical	9,205,970
Montgomeryville, Pennsylvania	A.C. Moore, Thomasville Furniture	9,699,417
Memphis, Tennessee	Walgreens Cos.	2,200,000
Lilburne Georgia	Sports Authority, OfficeMax	7,928,869
Marietta, Georgia	Hollywood Video	2,205,543

On March 14, 2007, the property located in Sacramento, California leased to GART Sports was sold to an unrelated third party for $8,250,000.

The estimated aggregate net asset value per common share for the Class A and Class B anticipated to be distributed to shareholders is approximately $13.66, which is an increase of $.32 per share from the December 31, 2006 net asset value. The increase to the estimated aggregate net asset value is due to the sales in excess of fair value recorded at December 31, 2006. In January 2007, ACRT paid a liquidating dividend of $2.00 per share. The remaining net asset value as of March 31, 2007 and such liquidating distribution is $11.66. In April 2007, ACRT paid an additional liquidating dividend of $7.30 per share.

Critical Accounting Issues

Liquidation Basis of Accounting

As a result of ACRT’s board of directors’ adoption of a plan of liquidation and its approval by its stockholders, ACRT adopted the liquidation basis of accounting as of October 12, 2006. Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We base our estimates on historical experience and other various assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

The valuation of property investments is based on fair value which was determined by either current contracts for sale or estimates of sales values based on an independent appraisal of the real estate or indications of value based upon the marketplace.

Reserve for Estimated Costs during the Period of Liquidation. Under the liquidation basis of accounting, we are required to estimate and accrue the costs associated with implementing the plan of liquidation. These amounts can vary significantly due to, among other factors, the timing and amounts associated with discharging known and contingent liabilities and costs associated with cessation of operations. The costs are estimated and are expected to be paid over the liquidation period (see Notes to Consolidated Financial Statement No. 3 Liquidation Basis of Accounting).

The following table represents the reserve for estimated costs during the period of liquidation as reported on the consolidated statement of net assets as of March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
Disposition fee due to advisor	$617,646	$2,099,803
Incentive fee due to advisor	3,616,637	3,306,205
Mortgage retirement costs	119,505	1,969,318
Settlement of options and warrants	3,450,837	3,227,152
Property sales commissions	354,178	1,308,498
Other	1,428,246	1,699,674

Total	$9,587,049	$13,610,650

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

Liquidity and Capital Resources

ACRT’s ability to meet our obligations in the near term is derived from the continued collection of rental payments under the terms of our rental leases. ACRT’s leases require the tenants to pay most if not all of the operating cost of the properties, including, but not limited to, real estate taxes and insurance and generally provide for the periodic fixed increase in base rent or additional rent based on certain indices tied to inflation or a percentage of tenant sales. All mortgages outstanding are secured by the individual property and are retired as the property is sold.

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

As a result of the Plan of Liquidation, it is unlikely that ACRT will raise any additional capital through the issuance of common stock. Furthermore, liquidity will be primarily based upon the sales of existing properties.

ACRT has allowed its existing line of credit of $5.5 million to expire as it anticipates cash from the sale of properties and the cash from the continued collection of rent from unsold properties to be more than adequate to meet its needs.

The Plan calls for the orderly sale of all our assets and the payment of (or provision for) our liabilities and expenses, as well as the establishment or a reserve for contingent liabilities and anticipated expenses associated with the Plan. The principal purpose of the liquidation is to maximize stockholder value by liquidating assets and distributing net proceeds of the liquidation to shareholders. ACRT intends to continue to market the remaining properties and to sell these properties on the most favorable terms possible. ACRT believes this marketing process is likely to maximize the consideration received for these properties. ACRT will continue to evaluate the marketing process throughout the liquidation process, however, in order to ensure the sale of the remaining properties in the most economically attractive manner. At such time as ACRT has sold all of its properties, satisfied its liabilities, and distributed the net proceeds of the sales to the stockholders, ACRT will cancel all outstanding shares of Common Stock, file Articles of Dissolution with the State Department of Assessments and Taxation of Maryland and ACRT will cease to exist. ACRT expects to complete the liquidation within 24 months from the adoption of the Plan by the stockholders, which was October 12, 2006.

ACRT is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective October 12, 2006, ACRT suspended regular quarterly distributions. On December

15, 2006, ACRT’s board of directors declared a liquidating cash distribution of $2.00 per share to shareholders of record on December 31, 2006. Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our board of directors.

In the first quarter of 2007, ACRT paid dividends of $6,703,704, of which Net Cash Flow from Operations funded $306,501 and the remainder of $6,397,203 was funded from proceeds from the sale of properties. For the three months ended March 31, 2006, Net Cash Flow from Operations funded all of the dividends paid of $763,577.

Net cash provided by investing activities was $49,074,649 and $12,455 for the three months ended March 31, 2007 and 2006, respectively. Net cash provided by investing activities is related primarily to sale of properties or investments and repayments of notes receivable. The large increase in net cash provided by investing activities in 2007 is attributable to the sale of seven properties and one investment in 2007.

Net cash used in financing activities was $24,161,697 and $1,058,549 for the three months ended March 31, 2007 and 2006, respectively. Net cash used in financing activities is primarily dividends paid, distributions to minority interest owners and debt service payments including paydown of a mortgage loan and the line of credit. The large increase in net cash used in financing activities in 2007 is mainly attributable to the payoff of outstanding mortgages upon the sale of the related properties of $16,000,787.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of March 31, 2007, ACRT has one property, the Plymouth, Indiana property lease to United Technologies subject to an outstanding mortgage. The total principal amount due on this mortgage at March 31, 2007 was $1,368,972. The fixed interest rate is 6.86%. The scheduled principal payments as of March 31, 2006 for the next five years are as follows:

2007	$153,604
2008	243,948
2009	261,219
2010	279,713
2011	430,488

Total	$1,368,972

Lease Obligations

Since ACRT’s tenants bear all or substantially all of the cost of property operations and maintenance and repairs, ACRT does not anticipate significant need for cash for these costs. For one of the two remaining consolidated properties, ACRT has a certain level of property operating expense responsibility. To the extent there is a vacancy in a property, ACRT would be obligated to pay for all operating expenses, including real estate taxes and insurance.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Selected Income Statement Data	2007	2006	Favorable (Unfavorable) 2007-2006
	(Dollars in thousands)
Rental revenues and reimbursements	$843	$1,423	$(580)
Interest income	145	13	132
Interest expense	292	398	106
Depreciation and amortization expense	—	233	233
Management fees-affiliate	111	166	55
Property operating expenses	54	241	187
General and administrative expense	44	39	(5)
Stock based compensation	—	698	698
Professional expenses	123	101	(22)
Loss (gain) on interest rate cap, net	2	(3)	(5)
Other expenses	4	3	(1)
Minority interest in loss (earnings) of subsidiaries	126	(63)	189
Equity in income of unconsolidated subsidiaries and undivided interests	46	264	(218)
Income from discontinued operations	—	63	(63)
Increase in reserve for estimated costs during period of liquidation	(621)	—	(621)
Change in fair value of investments in real estate	831	—	831
Liquidating dividends	(6,704)	—	(6,704)
Changes in net assets in liquidation	(5,964)	—	(5,964)
Net Income allocable to Class A and Class B shareholders	—	(176)	176

Upon stockholders approval of the plan of liquidation on October 12, 2006, ACRT adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting. Therefore, it is very difficult to draw meaningful direct comparisons between results of operations for the three months ended March 31, 2007 and 2006. Although direct comparisons between the 2007 and 2006 are presented above, readers are cautioned to keep the changed accounting basis in mind when reviewing the comparisons.

Rental revenues decreased by $580,000 which is primarily attributable to the sale of seven properties in 2007 and two properties in 2006.

Interest income increased by $132,000 due mainly to interest income from higher cash balances and higher interest rates in 2007.

Interest expense decreased by $106,000 primarily due to lower outstanding loan balances in 2007 due to the sale of properties.

Depreciation and amortization expense decreased by $233,000 due to the discontinuation of depreciation under the liquidation method of accounting.

Management fees –affiliate decreased by $55,000 due to having fewer properties in 2007.

Property operating expenses decreased by $187,000 due to the sale of seven properties in 2007 and two in 2006.

Stock based compensation decreased $698,000 due to the termination of the stock option plan and accrual of the estimated liabilities under the stock settlement plan in the reserve for estimated costs of liquidation.

Professional expense increased by $22,000 due primarily to increased accounting fees associated with the Plan.of Liquidation.

Minority interest in earnings of subsidiaries decreased by $189,000 due to adjustments to the minority interest reserve recorded in December 2006 based on the estimated fair market value of the property, which was then sold at a lesser sales price in the first quarter of 2007.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $218,000 primarily due to the sale of the partnership interests in the Fort Washington Pennsylvania property and the Paramus, New Jersey properties in 2006 and to the discontinuance of the equity method of accounting for Triangle partnership interest in 2006 and its subsequent sale in 2007.

Income from discontinued operations decreased by $63,000 because subsequent to the adoption of the Plan of Liquidation, ACRT was no longer required to report properties as discontinued operations.

The reserve for estimated costs during period of liquidation increased by $621,289 due to higher estimated amounts due for the stock option settlement agreement and for incentive fees due to an increase in the estimated aggregate net asset value to be distributed under the Plan of Liquidation.

The fair value of investment in real estate increased by $830,519 due to $1,676,515 higher selling prices on the properties sold in the first quarter of 2007 offset by a $845,966 decrease in the fair market value of the Plymouth, Indiana property based on current offers it has received for the property.

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

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT has investments in various real estate joint ventures with varying structures. These investments include ACRT’s non-controlling interests in Levittown ARC, LP and ARC International Fund II, LP and its undivided interests in the Rochelle Park property. See Item 1 Note 5 of Notes to Consolidated Financial Statements (unaudited) for information on these investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At March 31, 2007, ACRT had paid off all its variable rate mortgages and no longer has exposure to market risk on variable rate debt. At March 31, 2006, ACRT had two variable rate mortgages totaling $8.109 million and $1.610 million outstanding on its variable rate line of credit. The mortgages bore interest at LIBOR plus 206 basis points (6.68% on $4.026 million) and LIBOR plus 225 basis points (6.87 % on $4.083 million) and the line of credit bear interest at LIBOR plus 225 basis points. Had the LIBOR rate been 100 basis points higher during the three months ended March 31, 2006, ACRT’s net income would have been reduced by approximately $24,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. ACRT’s management, with the participation of ACRT’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of ACRT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, ACRT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACRT’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b)	Internal Control Over Financial Reporting. There have not been any changes in ACRT’s internal control over financial reporting during the first quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACRT’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings – On August 22, 2004, ACRT was named as a defendant in a suit involving the tenant in the Rochelle Park, NJ property. The tenant’s suit claims, among other issues, that they were not given proper notice to effect their right of first refusal in connection with the tenant-in-common sale of a portion of the property in March of 2003. On January 25, 2005, the tenant in the Rochelle Park, NJ property signed a stipulation of settlement agreeing to dismiss the suit against ACRT. As part of the settlement, the tenant entered into a contract to purchase ACRT’s 51% tenant in common interest and the remaining 49% tenant in common interest not owned by ACRT for $19,500,000. This contract was subsequently terminated. No further action has been taken.

On March 25, 2005, Whitestone Triangle LP (“Whitestone”), a wholly owned subsidiary of ACRT, brought suit against its joint venture partner in the New York, NY property (Note 5) regarding the exercise of a right of first refusal to purchase ACRT’s interest in the property. On January 5, 2005, Whitestone sent to the joint venture partner a notice of right of first refusal to purchase Whitestone’s interest in the property at a price and other terms as set forth in the notice, subject to an attached form of contract that required both shareholder and board of director approval. Subsequently, ACRT discovered that the calculation used to allocate capital proceeds in the contemplated sale, prepared by a third party, was incorrectly allocated and as a result management and the board of directors of ACRT did not approve the terms of the sale. In addition, ACRT believes the joint venture partner, due to their unique insight into the value of the interest as the manager of the property, was aware that the capital proceeds were incorrectly allocated. The joint venture partner has refused to accept a revised purchase price calculation, which necessitated ACRT bringing suit to halt the sale.

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

October 5, 2006, the New York State Supreme Court ruled that ACRT must sell its Triangle investment for $5.4 million and required ACRT to return a distribution it received in 2005 of $340,869 with accrued interest. On January 25, 2007, ACRT and its joint venture partner reached an agreement whereby ACRT will sell its partnership interest in the New York property for $5,469,450 and ACRT will retain all distributions received in 2005.

On March 12, 2007, the partnership interest was sold.

ITEM 1A.	Risk Factors - not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds—not applicable

ITEM 3.	Defaults Upon Senior Securities—not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders—not applicable

ITEM 5.	Other information- not applicable

ITEM 6.	Exhibits and Reports

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of May 2007.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer