Form 10-Q
period 2007-06-30
ARC CORPORATE REALTY TRUST INC
filed 2007-08-14
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

As of August 14, 2007, there were 3,784,980 Class A Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

Index

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements
Consolidated Statement of Net Assets (Liquidation Basis) as of June 30, 2007 (unaudited) and December 31, 2006		2
Consolidated Statements of Changes in Net Assets for the three and six months ended June 30, 2007 (Liquidation Basis) and Consolidated Statement of Income for the three and six months ended June 30, 2006 (Going Concern Basis) (unaudited)		3
Consolidated Statements of Shareholders’ Equity for the six months ended June 30, 2006 (unaudited)		4
Consolidated Statements of Cash Flows for the six months ended June 30, 2006 (unaudited)		5
Notes to Consolidated Financial Statements (unaudited)		6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 5.	Other Information	24

Item 6.	Exhibits and Reports	24

SIGNATURES		25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statement of Net Assets (Liquidation Basis)

As of June 30, 2007 (unaudited) and December 31, 2006

	2007	2006
Property and Investments:
Investment in real estate	$6,805,447	$54,224,928
Investment in unconsolidated subsidiaries and undivided interests	1,463,199	11,761,277

Total investment in property held for sale and investments	8,268,646	65,986,205

Cash and cash equivalents	16,519,955	11,462,671

Restricted cash	92,407	436,717

Rent receivable	54,002	65,970

Prepaid expenses and other assets, net	16,350	48,041

Total assets	$24,951,360	$77,999,604

Liabilities:
Mortgage notes payable	$1,312,189	$17,526,024
Due to related parties	21,598	180,245
Unearned rental revenue	31,250	1,462
Accounts payable and accrued expenses	139,345	464,182
Reserve for estimated costs during period of liquidation	8,538,968	13,610,650

Total liabilities	10,043,350	31,782,563

Minority interest	64,928	1,541,625

Net Assets in Liquidation (available to holders of common shares)	$14,843,082	44,675,416

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statement of Changes in Net Assets for the three and six months ended June 30, 2007 (Liquidation Basis)

and Consolidated Statement of Income for the three and six months ended June 30, 2006 (Going Concern Basis)

(unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
	(Liquidation Basis)	(Going Concern)	(Liquidation Basis)	(Going Concern
Net assets in Liquidation, beginning of period	$38,711,804	$	$44,675,416	$

Revenues:
Rental revenues	178,848	962,381	1,008,611	1,924,679
Real estate tax reimbursements	19,362	118,208	32,998	233,958
Interest income	212,372	46,152	356,882	48,860

Total revenues	410,582	1,126,741	1,398,491	2,207,497

Expenses:
Interest expense	23,154	378,046	314,938	647,374
Depreciation and amortization	—	187,215	—	382,441
Asset management fees-affiliate	43,195	163,971	153,762	329,756
Real estate taxes	49,362	115,856	49,362	231,606
Property operating expenses	(2,802)	36,645	51,580	72,702
General and administrative expenses	18,832	26,165	62,706	64,392
Stock based compensation	—	188,554	—	886,203
Professional expenses	128,142	191,172	250,641	290,214
Loss (gain) on interest rate cap, net	924	(5,505)	2,513	(8,570)
State and local taxes	5,642	2,470	9,986	5,319

Total expenses	266,449	1,284,589	895,488	2,901,437

	144,133	(157,848)	503,003	(693,940)
Minority interests in loss (earnings) from subsidiaries	13,608	(16,826)	140,100	(31,394)
Equity in income of unconsolidated subsidiaries and undivided interests	157,500	258,047	203,000	522,038
Gain on sale of investment in unconsolidated subsidiary		1,546,204		1,546,204

Income from continuing operations		1,629,577		1,342,908
Income from discontinued operations		2,947,063		3,058,007

Net income allocable to Class A and Class B common shareholders		$4,576,640		$4,400,915

Increase in reserve for estimated costs during period of liquidation	(86,517)		(707,806)
Change in fair value of investment in real estate	342,718		1,173,237
Liquidating dividends	(24,440,164)		(31,143,868)

Changes in net assets in liquidation	(23,868,722)		(29,832,334)

Net assets in liquidation, end of period	$14,843,082		$14,843,082

Basic:
Net income per share from continuing operations		$0.49		$0.40
Net income per share from discontinued operations		0.88		0.91

Net loss per share		$1.37		$1.31

Diluted:
Net income per share from continuing operations		$0.40		$0.33
Net income per share from discontinued operations		0.73		0.76

Net loss per share		$1.13		$1.09

Weighted average shares outstanding-basic		3,348,000		3,348,000
Weighted average shares outstanding-diluted		4,042,000		4,042,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the six months ended June 30, 2006 (Going Concern Basis)

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

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2006 (Going Concern Basis)

(Unaudited)

2006
(Going Concern Basis)
Cash Flows from Operating Activities:
Net income	4,400,915
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	475,166
Stock based compensation	886,203
Write off of financing costs	20,952
Minority interest in earnings of subsidiaries	3,435,329
Gain on sale of investment in unconsolidated subsidiary	(1,546,204)
Gain on sale of property	(6,137,479)
Gain on interest rate cap	(8,570)
Equity in income of unconsolidated subsidiaries and undivided interests	(522,038)
(Increase) decrease in assets:
Restricted cash	(323,935)
Rent receivable	19,269
Deferred rent receivable	410,176
Prepaid and other assets, net	30,051
Increase (decrease) in liabilities:
Due to related parties, net	45,062
Accounts payable and accrued expenses	(163,643)

Net cash provided by operating activities	1,021,254

Cash Flows from Investing Activities:
Proceeds from sale of investment in unconsolidated subsidiary	2,351,980
Net proceeds from sale of property and notes receivable	13,237,255
Distributions from unconsolidated subsidiaries and undivided interests	451,225
Decrease in notes receivable-tenants	20,940

Net cash provided by investing activities	16,061,400

Cash Flows from Financing Activities:
Mortgage notes payable	(362,760)
Payoff of principal on mortgage note payable	(9,816,267)
Borrowings under mortgage note payable	1,600,000
Deferred financing and other fees	(32,677)
Distributions to minority interest owners	(3,432,567)
Dividends paid	(763,577)

Net cash used in by financing activities	(12,807,848)

Net increase in Cash and Cash Equivalents	4,274,806
Cash and Cash Equivalents, Beginning of Period	711,853

Cash and Cash Equivalents, End of Period	$4,986,659

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,037,720

Non Cash Financing Activities:
Dividends payable-Class B	$162,776

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

On October 25, 2006, ACRT sold its tenant in common interest in the Paramus, New Jersey property leased to Baby’s R Us, Levitz Furniture and Wade, Odell Wade to a related party for $9,121,498.

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

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(UNAUDITED)

On March 14, 2007, the property located in Sacramento, California leased to GART Sports was sold to an unrelated third party for $8,250,00.

On May 16, 2007, ACRT entered into a sales agreement with an unrelated third party to sell its property located in Plymouth, Indiana leased to United Technologies for $3,450,000. The sale is expected to take place in the third quarter of 2007, however there is no assurance that the sale will be completed.

On May 17, 2007, the property located in Rochelle Park, New Jersey leased to Bergen County Board of Social Services was sold to an unrelated third party for $20,800,000. ACRT’s share of the sales price for its 51% tenant in common interest was $10,608,000.

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

b.	Interim Financial Statements (unaudited) – The unaudited financial statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the financial condition and results of operations for the interim periods. For a more complete understanding of ACRT’s operations and financial position, reference is made to the financial statements (including notes thereto) previously filed with the Securities and Exchange Commission with ACRT’s Form 10-K for the year ended December 31, 2006.

c.	Use of Estimates - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d.	Properties - Prior to October 12, 2006, properties were carried at cost which included the purchase price, acquisition fees, and any other costs incurred in acquiring the properties. Buildings were depreciated on a straight-line basis over their estimated useful lives, which were 40 years. Maintenance and repairs are charged to expense as incurred. Replacements and betterments, which significantly extend the useful lives of a property, are capitalized. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” ACRT was amortizing certain intangible costs associated with property acquisitions over the lives of the leases underlying the properties (see Note 2h).

On October 12, 2006, with the approval of the Plan by ACRT’s shareholders, ACRT’s properties were adjusted to their estimated fair value. The valuation of real estate held for sale as of June 30, 2007 and December 31, 2006 is based on fair value which was determined by either current contracts for sale and estimates of sales values based on an independent appraisal of the real estate and indications of value based upon the marketplace.

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

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(UNAUDITED)

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

On October 12, 2006, with the approval of the Plan by the ACRT’s shareholders, all deferred costs were written-off.

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

k.	Derivative Instruments and Hedging Activities - ACRT follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The Statement generally requires that all derivative instruments be reflected in the consolidated financial statements at their estimated fair value. Changes in the fair value of non-hedging instruments are reported in current period earning.

l.	Earnings Per share- Prior to the adoption of the Plan, basic net income per share was computed by dividing net income allocable to Class A and B common shareholders by the weighted average number of shares outstanding during the period. Diluted net income per share amounts are similarly computed but include the effect, when dilutive, of in the money common share options.

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding at June 30, 2006.

(In thousands)
2006
Total weighted average Class A common shares	3,182

Total weighted average Class B common shares	166

Weighted average number of common shares used in calculation of basic earnings per share	3,348

Shares issuable on exercise of warrants	—
Shares issuable upon exercise of stock options (15% of outstanding common shares)	—

Weighted average number of common shares used in calculation of diluted earnings per share	3,348

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(UNAUDITED)

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

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of SFAS No. 115. This Statement permits entities to choose to measure many financial instruments at fair value. This standard allows entities to achieve an offset accounting effect for certain changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions, and is expected to expand the use of fair value measurement consistent with the FASB’s long-term objectives for financial instruments. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159 on the consolidated financial statements.

n.	Stock-based Compensation – On May 21, 2004, ACRT shareholders approved revisions to ACRT’s 1997 Stock Option Plan which extended the life of ACRT’s stock options from ten to fifteen years and removed all restrictions on their exercise on April 1, 2008 or upon the occurrence of certain earlier events. However, the total number of options exercised cannot exceed fifteen percent of the outstanding shares at the exercise date. Accordingly, ACRT recognized compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the six months ended June 30, 2006, ACRT recognized stock based compensation expense totaling $886,203. Compensation expense was calculated through December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense was adjusted in the first quarter of 2006 to reflect the current projected liquidation price of $13.50 a share.

On December 21, 2006, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. On April 30, 2007, ACRT paid $479,176 to Stock Option Settlement Agreement holders. Through June 30, 2007 no payments have been made to Warrant Settlement Agreement holders. As of June 30, 2007 and December 31, 2006, the obligation under the warrant and stock option settlement agreements amounted to $3,042,484 and $3,227,152, respectively, and is included in reserve for estimated costs during the period of liquidation in the accompanying consolidated statement of net assets.

o.	Fair Value of Financial Instruments

Cash Equivalents, Notes Receivable, Rent Receivable and Accounts Payable and Accrued Expenses

ACRT estimates that the fair value approximates carrying value due to the relatively short maturities of the instruments.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

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

	December 31, 2006	Actual Disbursement	Change in Reserve	June 30, 2007
Dispositon fee due to advisor	$2,099,803	$(2,141,769)	$341,364	$299,398
Incentive fee due to advisor	3,306,205	—	604,081	3,910,286
Mortgage retirement costs	1,969,318	(1,487,854)	(361,959)	119,505
Settlement of options and warrants	3,227,152	(479,176)	294,508	3,042,484
Property sales commissions	1,308,498	(1,092,710)	(40,570)	175,218
Other	1,699,674	(577,979)	(129,618)	992,077

Reserve for estimated costs during period of liquidation	$13,610,650	$(5,779,488)	$707,806	$8,538,968

On January 31, 2007, ACRT made a liquidation distribution of $2.00 per share to shareholders of record on December 31, 2006, totaling $6,703,704.

On April 30, 2007, ACRT made a liquidation distribution of $7.30 per share to shareholders of record on March 31, 2007, totaling $24,440,164 and also made a distribution to stock option settlement holders of $.80 per share, totaling $479,176.

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

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(UNAUDITED)

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

On May 17, 2007, the property located in Rochelle Park, NJ leased to Bergen County Board of Social Services was sold to an unrelated third party for $20,800,000. ACRT’s share of the sales price for its 51% tenant in common interest was $10,608,000.

During the period ended June 30, 2007, ACRT sold properties for an aggregate $2,019,233 greater than the estimated fair values recorded at December 31, 2006.

During the first quarter of 2007, ACRT revised its estimate on the fair value of the Plymouth property down by $845,996 based upon the current offers it has received for this investment.

On May 16, 2007, ACRT entered into a sales agreement with an unrelated third party to sell its property located in Plymouth, Indiana leased to United Technologies for $3,450,000. The sale is expected to take place in the third quarter of 2007, however there is no assurance that the sale will be completed.

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

ACRT’s investment in unconsolidated subsidiaries and undivided interest is as follows:

	% Interest	June 30, 2007	December 31, 2006
Triangle Plaza II, LLC (Triangle)	40%	$—	$5,469,540
Levittown ARC, LP (Levittown)	20%	627,342	627,341
Rochelle Park Investors, LLP (Rochelle)	51%	—	4,828,539
ARC International Fund II, LP (ARC International)	11.2%	835,857	835,857

Total		$1,463,199	$11,761,277

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(UNAUDITED)

ACRT’s equity in income of unconsolidated subsidiaries and undivided interest for the six months ended June 30, 2007 and 2006 are as follows:

		2007	2006
Triangle Plaza II, LLC (Triangle)	40%	$15,000	$237,264
Levittown ARC LP (Levittown)	20%	9,000	2,370
Rochelle Park ACRT, LLC (Rochelle)	51%	179,000	97,883
Paramus ACRT, LLC (Paramus)	40%	—	107,621
ARC International Fund II, LP (ARC International)	11.2%	—	29,497
Fort Washington Fitness, LP (Fort Washington)	50%	—	47,403

Total		$203,000	$522,038

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

On May 17, 2007, the property was sold to an unrelated third party for $20,800,000. ACRT’s share of the sales price for its 51% tenant in common interest was $10,608,000.

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

ACRT incurred asset management fees of $153,762 and $329,756 for the six months ended June 30, 2007 and 2006, respectively. Unpaid asset management fees included in due to related parties on the consolidated statement of net assets were $21,598 and $180,245 at June 30, 2007 and December 31, 2006, respectively.

On March 5, 2007, ACRT incurred disposition fees totaling $1,121,158 on the sale of the Charlotte, North Carolina property, the Montgomeryville, Pennsylvania property, the Memphis, Tennessee property, the Lilburne and Marietta Georgia properties and the Wichita, Kansas property. On March 12, 2007, ACRT incurred a disposition fee totaling $454,871 on the sale of its partnership interest in the property located in New York City, New York. On March 14, 2007, ACRT incurred a disposition fee totaling

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(UNAUDITED)

$247,500 on the sale of the property located in Sacramento, California. On May 17, 2007, ACRT incurred a disposition fee totaling $318,240 on sale of the Rochelle Park, New Jersey property. On May 23, 2006 and June 15, 2006, ACRT incurred a disposition fee in the amount of $148,020 and $203,796 on the sale of the Fort Washington, Pennsylvania investment and the sale of the Overland Park, Kansas property, respectively. The disposition fee is generally equal to 3% of the contract sales price of each portfolio property, provided that 50% of the disposition fee will be paid only if the property is sold at a gain, pursuant to the Advisory Agreement. Estimated disposition fees due to the Advisor included in the reserve for estimated costs during the period of liquidation on the consolidated statement of net assets were $299,398 and $2,099,803 at June 30, 2007 and December 31, 2006, respectively.

ACRT has also agreed to pay the Advisor incentive compensation in the amount of 25% of amounts distributed to its stockholders after its stockholders have received distributions equal to the amount of their initial investment in shares of Common Stock plus a preferred return of 8%. The estimated incentive fee included in reserve for estimated costs during the period of liquidation on the consolidated statement of net assets was $3,910,286 and $3,306,205 at June 30, 2007 and December 31, 2006, respectively.

7.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of June 30, 2007, are as follows:

2007 (6 months)	$351,163
2008	721,492
2009	721,492
2010	607,449

$2,401,596

8.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $1,312,189 and $9,549,718 at June 30, 2007 and at December 31, 2006, respectively. The remaining fixed rate mortgage of $1,312,189 has an interest rate of 6.86% and matures on May 1, 2011.

During the period ended June 30, 2007, mortgages totaling $16,000,787 were repaid upon the sale of the related properties. ACRT incurred $1,487,854 of mortgage retirement costs.

ACRT had variable rate mortgages totaling $7,976,306 at December 31, 2006. On March 5, 2007, the variable rate mortgage totaling $3,991,666 on the Caromont, North Carolina property was repaid. On March 14, 2007, the variable rate mortgage totaling $3,931,987 on the Sacramento, California property was repaid.

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500, ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, net was reported as an asset of $308 and $2,821 as of June 30, 2007 and December 31, 2006, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of ($2,513) and $8,570 has been recorded as a (loss) gain on interest rate cap, net on the accompanying consolidated statement of changes in net assets for the six months ended June 30, 2007 and the consolidated statement of income (loss) for the six months ended June 30, 2006.

ACRT has estimated that it will incur mortgage settlement costs of $119,505 to early retire the remaining mortgage payable due to its plan of liquidation and has accrued such costs in its reserve for estimated costs during the period of liquidation as of June 30, 2007.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007 AND 2006

(UNAUDITED)

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

Compensation expense was calculated thru December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the six months ended June 30, 2006, ACRT recognized stock based compensation expense totaling $886,203.

In connection with the adoption of the Plan, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement (“SOS Agreement”). Under the SOS Agreement, no dividends are paid to the holders of the Settlement Agreement, until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. As of June 30, 2007 and December 31, 2006, the obligation under the warrant and stock option settlement agreements amounted to $3,042,484 and $3,227,152, respectively, and is included in reserve for estimated costs during the period of liquidation.

10.	SUBSEQUENT EVENTS

On July 30, 2007, ACRT paid a liquidating dividend of $.70 per share, totaling $2,669,822 to Class A shareholders of record as of May 31, 2007, and a distribution to Stock Option and Warrant Settlement Agreement Holders of $.70 per share, aggregating $419,279 and $23,443, respectively.

On July 31, 2007, ACRT paid a liquidating dividend of $.98 per share, totaling $3,742,131 to Class A shareholders of record as of June 30, 2007 and a distribution to Stock Option and Warrant Settlement Agreement Holders of $.98 per share, aggregating $591,371 and $32,820, respectively.

On August 2, 2007, the property located in Plymouth, Indiana leased to United Technologies Inc. was sold to an unrelated third party for $3,450,000.

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

On May 16, 2007 ACRT entered into a sales agreement with an unrelated third party to sell its property located in Plymouth, Indiana leased to United Technologies for $3,450,000. The sale is expected to take place in the third quarter of 2007, however there is no assurance that the sale will be completed.

On May 17, 2007, the property located in Rochelle Park, New Jersy leased to Bergen County Board of Social Services was sold to an unrelated third party for $20,800,000. ACRT’s share of the sales price for its 51% tenant in common interest was $10,608,000.

The estimated aggregate net asset value per common share for the Class A and Class B anticipated to be distributed to shareholders is approximately $13.76 which is an increase of $.42 per share from the December 31, 2006 net asset value. The increase to the estimated aggregate net asset value is due to the sales in excess of fair value recorded at December 31, 2006. In January 2007, ACRT paid a liquidating dividend of $2.00 per share. In April 2007, ACRT paid a liquidating dividend of $7.30 per share. In July 2007, ACRT paid a liquidating dividend of $1.68. The remaining net asset value as of June 30, 2007 after such liquidating distribution is $4.46 per share.

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

The following table represents the reserve for estimated costs during the period of liquidation as reported on the consolidated statement of net assets as of June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
Disposition fee due to Advisor	$299,398	$2,099,803
Incentive fee due to Advisor	3,910,286	3,306,205
Mortgage retirement costs	119,505	1,969,318
Settlement of options and warrants	3,042,484	3,227,152
Property sales commissions	175,218	1,308,498
Other	992,077	1,699,674

Total	$8,538,968	$13,610,650

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

ACRT is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective October 12, 2006, ACRT suspended regular quarterly distributions. On December 15, 2006, ACRT’s board of directors declared a liquidating cash distribution of $2.00 per share to shareholders of record on December 31, 2006. On April 10, 2007, ACRT’s board of directors declared a liquidating cash distribution of $6.50 and $.80 per share to shareholders of record on February 28, 2007 and April 1, 2007, respectively. On July 9, 2007, ACRT’s board of directors declared a cash dividend of $.70 and $.98 per share to shareholders of record on May 31, 2007 and June 30, 2007, respectively. Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our board of directors.

On July 31, 2007, ACRT paid a liquidating dividend of $.98 per share, totaling $3,742,131 to Class A shareholders of record as of June 30, 2007 and a distribution to Stock Option and Warrant Settlement Agreement Holders of $.98 per share, aggregating $591,371 and $32,820, respectively.

For the six months ended June 30, 2007, ACRT paid dividends of $31,623,044, of which Net Cash Flow from Operations funded $645,302 and the remainder of $30,977,742 was funded from proceeds from the sale of properties. For the six months ended June 30, 2006, Net Cash Flow from Operations funded all of the dividends paid of $763,577.

Net cash provided by investing activities was $53,585,457 and $16,061,400 for the six months ended June 30, 2007 and 2006, respectively. Net cash provided by investing activities is related primarily to sale of properties or investments and repayments of notes receivable. The large increase in net cash provided by investing activities in 2007 is attributable to the sale of seven properties and two investment in 2007.

Net cash used in financing activities was $49,173,475 and $12,807,848 for the six months ended June 30, 2007 and 2006, respectively. Net cash used in financing activities is primarily dividends paid, distributions to minority interest owners and debt service payments including paydown of a mortgage loan and the line of credit. The large increase in net cash used in financing activities in 2007 is mainly attributable to the payoff of outstanding mortgages upon the sale of the related properties of $16,000,787 and to liquidating cash distributions.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of June 30, 2007, ACRT has one property, the Plymouth, Indiana property lease to United Technologies subject to an outstanding mortgage. The total principal amount due on this mortgage at June 30, 2007 was $1,312,189. The fixed interest rate is 6.86%. The scheduled principal payments as of June 30, 2007 for the next five years are as follows:

2007 (6 months)	$96,821
2008	243,948
2009	261,219
2010	279,713
2011	430,488

Total	$1,312,189

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

Results of Operations for the Three Months Ended June 30, 2007 and 2006

			Favorable (Unfavorable)
Selected Income Statement Data	2007	2006	2007-2006
	(Dollars in thousands)
Rental revenues and reimbursements	$198	$1,081	$(883)
Interest income	212	46	166
Interest expense	23	378	355
Depreciation and amortization expense	—	187	187
Management fees-affiliate	43	164	121
Real estate taxes and property operating expenses	47	153	106
General and administrative expense	19	26	7
Stock based compensation	—	189	189
Professional expenses	128	191	63
Loss (gain) on interest rate cap, net	1	(6)	(7)
Other expenses	6	2	(4)
Minority interest in loss (earnings) of subsidiaries	14	(17)	31
Equity in income of unconsolidated subsidiaries and undivided interests	157	258	(101)
Gain on sale of investment in unconsolidated subsidiary	—	1,546	(1,546)
Income from discontinued operations	—	2,947	(2,947)
Increase in reserve for estimated costs during period of liquidation	(86)	—	(86)
Change in fair value of investments in real estate	343	—	343
Liquidating dividends	(24,440)	—	(24,440)
Changes in net assets in liquidation	(23,869)	—	(23,869)
Net Income allocable to Class A and Class B Shareholders	—	4,577	(4,577)

Upon stockholders approval of the plan of liquidation on October 12, 2006, ACRT adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting. Therefore, it is very difficult to draw meaningful direct comparisons between results of operations for the three months ended June 30, 2007 and 2006. Although direct comparisons between the 2007 and 2006 are presented above, readers are cautioned to keep the effects of the change in accounting basis in mind when reviewing the comparisons.

Rental revenues decreased by $883,000, which is primarily attributable to the sale of seven properties in 2007 and two properties in 2006.

Interest income increased by $166,000 due mainly to interest income from higher cash balances and higher interest rates in money market accounts in 2007.

Interest expense decreased by $355,000 primarily due to lower outstanding loan balances in 2007 due to the sale of properties.

Depreciation and amortization expense decreased by $187,000 due to the discontinuation of depreciation under the liquidation method of accounting.

Management fees –affiliate decreased by $121,000 due to having fewer properties in 2007.

Property operating expenses decreased by $106,000 due to the sale of seven properties in 2007 and two in 2006.

Stock based compensation decreased $189,000 due to the termination of the stock option plan and accrual of the estimated liabilities under the stock settlement plan in the reserve for estimated costs of liquidation.

Professional expense decreased by $63,000 due primarily to higher accounting and legal fees incurred in 2006 associated with the Plan of Liquidation.

Minority interest in earnings of subsidiaries decreased by $31,000 due to lower income in 2007. The properties associated with the minority interests were sold in 2006 and 2007.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $101,000 primarily due to the sale of the partnership interests in the Fort Washington Pennsylvania property and the Paramus, New Jersey properties in 2006 and the sale of the Rochelle Park, NJ property in 2007 and to the discontinuance of the equity method of accounting for Triangle partnership interest in 2006 and its subsequent sale in 2007.

Gain on sale of investment in unconsolidated subsidiary decreased $1,546,000 due to the sale of the Fort Washington, Pennsylvania property in 2006 and because, subsequent to the adoption of the Plan of Liquidation, ACRT was no longer required to report properties as discontinued operations.

Income from discontinued operations decreased by $2,947,000 due to the sale of the Overland Park, Kansas property in 2006 and because, subsequent to the adoption of the Plan of Liquidation, ACRT was no longer required to report properties as discontinued operations.

The reserve for estimated costs during period of liquidation increased by $86,000 due primarily to a $364,000 increase in estimated amounts due for the stock option settlement agreement and for incentive fees due to an increase in the estimated aggregate net asset value to be distributed under the Plan of Liquidation offset by a $279,000 reduction in other reserves.

The fair value of investment in real estate increased by $343,000 due to higher selling price on Rochelle Park, New Jersey property sold on May 17, 2007.

Results of Operations for the Six Months Ended June 30, 2007 and 2006

			Favorable (Unfavorable)
Selected Income Statement Data	2007	2006	2007-2006
	(Dollars in thousands)
Rental revenues and reimbursements	$1,042	$2,158	$(1,116)
Interest income	357	49	308
Interest expense	315	647	332
Depreciation and amortization expense	—	383	383
Management fees-affiliate	154	330	176
Real estate taxes and property operating expenses	101	304	203
General and administrative expense	63	65	2
Stock based compensation	—	886	886
Professional expenses	251	290	39
Loss (gain) on interest rate cap, net	2	(9)	(11)
Other expenses	10	5	(5)
Minority interest in loss (earnings) of subsidiaries	140	(31)	171
Equity in income of unconsolidated subsidiaries and undivided interests	203	522	(319)
Gain on sale of investment in unconsolidated subsidiary	—	1,546	(1,546)
Income from discontinued operations	—	3,058	(3,058)
Increase in reserve for estimated costs during period of liquidation	(708)	—	(708)
Change in fair value of investments in real estate	1,173	—	1,173
Liquidating dividends	(31,144)	—	(31,144)
Changes in net assets in liquidation	(29,833)	—	(29,833)
Net Income allocable to Class A and Class B shareholders	—	4,401	4,401

Upon stockholders approval of the plan of liquidation on October 12, 2006, ACRT adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting. Therefore, it is very difficult to draw meaningful direct comparisons between results of operations for the six months ended June 30, 2007 and 2006. Although direct comparisons between the 2007 and 2006 are presented above, readers are cautioned to keep the effects of the change in accounting basis in mind when reviewing the comparisons.

Rental revenues decreased by $1,116,000, which is primarily attributable to the sale of seven properties in 2007 and two properties in 2006.

Interest income increased by $308,000 due mainly to interest income from higher cash balances and higher interest rates on money market accounts in 2007.

Interest expense decreased by $332,000 primarily due to lower outstanding loan balances in 2007 due to the sale of properties.

Depreciation and amortization expense decreased by $383,000 due to the discontinuation of depreciation under the liquidation method of accounting.

Management fees –affiliate decreased by $176,000 due to having fewer properties in 2007.

Property operating expenses decreased by $203,000 due to the sale of seven properties in 2007 and two in 2006.

Stock based compensation decreased $886,000 due to the termination of the stock option plan and accrual of the estimated liabilities under the stock settlement plan in the reserve for estimated costs of liquidation.

Professional expense decreased by $39,000 due primarily to higher accounting and legal fees incurred in 2006 associated with the preparation of the Plan of Liquidation.

Minority interest in earnings of subsidiaries decreased by $171,000 due to lower income attributable to the sale of the properties in May of 2006 and March of 2007 and to adjustments to the minority interest reserve recorded in December 2006 based on the estimated fair market value of the property, which was then sold at a lesser sales price in the first quarter of 2007.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $319,000 primarily due to the sale of the partnership interests in the Fort Washington Pennsylvania property and the Paramus, New Jersey properties in 2006 and the sale of the Rochelle Park, NJ property in 2007 and to the discontinuance of the equity method of accounting for Triangle partnership interest in 2006 and its subsequent sale in 2007.

Gain on sale of investment in unconsolidated subsidiary decreased $1,546,000 due to the sale of the Fort Washington, Pennsylvania property in 2006 and because, subsequent to the adoption of the Plan of Liquidation, ACRT was no longer required to report properties as discontinued operations.

Income from discontinued operations decreased by $3,058,000 due to the sale of the Overland Park, Kansas property in 2006 and because, subsequent to the adoption of the Plan of Liquidation, ACRT was no longer required to report properties as discontinued operations.

The reserve for estimated costs during period of liquidation increased by $708,000 due primarily to higher estimated amounts due for the stock option and warrant settlement agreements and for incentive fees due to an increase in the estimated aggregate net asset value to be distributed under the Plan of Liquidation.

The fair value of investment in real estate increased by $1,173,000 primarily due to $2,019,000 higher selling prices on the properties offset by a $846,000 decrease in the fair market value of the Plymouth, Indiana property based on the current offer to sell the property.

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

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT has investments in various real estate joint ventures with varying structures. At June 30, 2007, these investments include ACRT’s non-controlling interests in Levittown ARC, LP and ARC International Fund II, LP and its undivided interests in the Rochelle Park property. . The Rochelle Park property was sold on May 17, 2007. See Item 1 Note 5 of Notes to Consolidated Financial Statements (unaudited) for information on these investments

The properties owned by the joint ventures and the undivided interests are financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations. ACRT invests in joint ventures with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees.

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At June 30, 2007, ACRT had paid off all its variable rate mortgages and no longer has exposure to market risk on variable rate debt. At June 30, 2006, ACRT had two variable rate mortgages totaling $8.076 million. The mortgages bore interest at LIBOR plus 206 basis points (7.17% on $4.018 million) and LIBOR plus 225 basis points (7.36 % on $4.058 million). Had the LIBOR rate been 100 basis points higher during the six months ended June 30, 2006, ACRT’s net income would have been reduced by approximately $40,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. ACRT’s management, with the participation of ACRT’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of ACRT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, ACRT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACRT’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b)	Internal Control Over Financial Reporting. There have not been any changes in ACRT’s internal control over financial reporting during the first quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACRT’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	Legal Proceedings – not applicable

ITEM 1A.	Risk Factors - not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - not applicable

ITEM 3.	Defaults Upon Senior Securities - not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders - not applicable

ITEM 5.	Other information- not applicable

ITEM 6.	Exhibits and Reports

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14 day of August 2007.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer