Form 10-Q
period 2007-09-30
ARC CORPORATE REALTY TRUST INC
filed 2007-11-14
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 14, 2007, there were 3,889,765 Class A Common Shares of Beneficial Interest outstanding, par value $0.001 per share.

ARC CORPORATE REALTY TRUST, INC.

Form 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statement of Net Assets (Liquidation Basis)

As of September 30, 2007 (unaudited) and December 31, 2006

	2007	2006
Property and Investments:
Investment in real estate	$2,600,000	$54,224,928

Investment in unconsolidated subsidiaries and undivided interests	1,463,199	11,761,277

Total investment in property held for sale and investments	4,063,199	65,986,205

Cash and cash equivalents	3,973,333	11,462,671

Restricted cash	73,674	436,717

Rent receivable	6,248	65,970

Prepaid expenses and other assets, net	7,371	48,041

Total assets	$8,123,825	$77,999,604

Liabilities:
Mortgage notes payable	$—	$17,526,024
Due to related parties	2,834	180,245
Dividends payable	336,121	—
Unearned rental revenue	—	1,462
Accounts payable and accrued expenses	117,245	464,182
Reserve for estimated costs during period of liquidation	5,060,014	13,610,650

Total liabilities	5,516,214	31,782,563

Minority interest	64,689	1,541,625

Net Assets in Liquidation (available to holders of common shares)	$2,542,922	44,675,416

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statement of Changes in Net Assets for the three and nine months ended September 30, 2007 (Liquidation Basis) and Consolidated Statement of Income for the three and nine months ended September 30, 2006 (Going Concern Basis) (unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
	(Liquidation Basis)	(Going Concern)	(Liquidation Basis)	(Going Concern)
Net Assets in Liquidation, beginning of period	$14,843,082	$	$44,675,416	$

Revenues:
Rental revenues	118,760	902,105	1,127,371	2,703,560
Real estate tax reimbursements	—	113,603	32,998	336,565
Interest income	134,331	58,985	491,213	107,845

Total revenues	253,091	1,074,693	1,651,582	3,147,970

Expenses:
Interest expense	8,241	290,741	323,179	938,115
Depreciation and amortization	—	179,989	—	547,972
Asset management fees-affiliate	20,697	152,793	174,459	482,549
Real estate taxes	—	110,679	49,362	331,289
Property operating expenses	5,862	30,910	57,442	103,612
General and administrative expenses	17,467	18,325	80,173	82,717
Stock based compensation	—	188,553	—	1,074,756
Professional expenses	27,421	196,485	278,062	486,219
Loss (gain) on interest rate cap, net	(646)	11,470	1,867	2,900
Other expenses	—	43,177	—	43,177
State and local taxes	23,913	6,789	33,899	11,618

Total expenses	102,955	1,229,911	998,443	4,104,924

	150,136	(155,218)	653,139	(956,954)
Minority interests in loss (earnings) from subsidiaries	240	(17,043)	140,340	(48,437)
Equity in income (loss) of unconsolidated subsidiaries and undivided interests	66,300	(182,721)	269,300	339,316
Gain on sale of investment in unconsolidated subsidiary		—		1,546,204

Income (loss) from continuing operations		(354,982)		880,129
Income (loss) from discontinued operations		(36,873)		3,128,930

Net income allocable to Class A and Class B common shareholders		$(391,855)		$4,009,059

Decrease (increase) in reserve for estimated costs during period of liquidation	626,091		(81,715)
Change in fair value of investment in real estate	(755,447)		417,790
Liquidating dividends	(12,387,480)		(43,531,348)

Changes in net assets in liquidation	(12,300,160)		(42,132,494)

Net assets in liquidation, end of period	$2,542,922		$2,542,922

Basic:
Net income (loss) per share from continuing operations		$(0.11)		$0.26
Net income (loss) per share from discontinued operations		(0.01)		0.94

Net income (loss) per share		$(0.12)		$1.20

Diluted:
Net income (loss) income per share from continuing operations		$(0.11)		$0.22
Net income (loss) per share from discontinued operations		(0.01)		0.77

Net income (loss) per share		$(0.12)		$0.99

Weighted average shares outstanding-basic		3,348,000		3,348,000
Weighted average shares outstanding-diluted		3,348,000		4,042,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders’ Equity

For the nine months ended September 30, 2006 (Going Concern Basis)

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

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2006 (Going Concern Basis)

(Unaudited)

2006
Cash Flows from Operating Activities:
Net income	$4,009,059
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	664,913
Write-off of financing costs	20,952
Amortization of stock based compensation	1,074,756
Amortization of acquired unfavorable lease	—
Minority interest in earnings of subsidiaries	3,610,038
Impairment charge	—
Gain on sale of property	(6,137,479)
Gain on sale of investment in unconsolidated subsidiary	(1,546,204)
Write off of TMD minority interest	—
Loss on interest rate cap, net	2,900
Equity in income of unconsolidated subsidiaries and undivided interests	(339,316)
Distributions from unconsolidated subsidiaries and undivided interests	716,825
(Increase) decrease in assets:
Restricted cash	87,854
Rent receivable	(28,702)
Deferred rent receivable	425,126
Prepaid and other assets	(19,010)
Increase (decrease) in liabilities:
Due to related parties	90,123
Accounts payable and accrued expenses	(70,031)
Unearned rent	44,444

Net cash provided by operating activities	2,606,248

Cash Flows from Investing Activities:
Proceeds from sale of investment in unconsolidated subsidiary	2,351,980
Net proceeds from sale of property and notes receivable-tenants	13,237,255
Decrease in note receivable	—
Decrease in notes receivable-tenants	20,940

Net cash provided by investing activities	15,610,175

Cash Flows from Financing Activities:
Mortgage notes payable	(515,884)
Paydown of principal on mortgage notes payable	(9,816,267)
Borrowings under mortgage note payable	1,600,000
Lines of credit, net	—
Deferred financing and other costs	(32,677)
Distributions to minority interest owners	(3,604,550)
Dividends paid	(763,577)

Net cash used in financing activities	(13,132,955)

Net increase in Cash and Cash Equivalents	5,083,468
Cash and Cash Equivalents, Beginning of Period	711,853

Cash and Cash Equivalents, End of Period	$5,795,321

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,399,559

Non Cash Financing Activities:
Due to joint venture partners	$340,869
Dividends payable-Class B	$162,776

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

On June 15, 2006, the property located in Overland Park, Kansas leased to Borders Books and Bed, Bath and Beyond, was sold to an unrelated third party for $13,600,000.

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

SEPTEMBER 30, 2007 AND 2006

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

On August 2, 2007, the property located in Plymouth, Indiana leased to United Technologies Inc. was sold to an unrelated third party for $3,450,000.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Basis of Presentation – Prior to the approval of the Plan by ACRT’s shareholder on October 12, 2006, ACRT prepared its financial statements under the going concern basis of accounting.

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

On October 12, 2006, with the approval of the Plan by ACRT’s shareholders, ACRT’s properties were adjusted to their estimated fair value. The valuation of real estate held for sale as of September 30, 2007 and December 31, 2006 is based on fair value which was determined by either current contracts for sale and estimates of sales values based on an independent appraisal of the real estate and indications of value based upon the marketplace.

e.	Reserve for Estimated Costs during Period of Liquidation – Under the liquidation basis of accounting, ACRT is required to estimate and accrue the costs associated with implementing the Plan. These amounts can vary significantly due to, among other factors, the timing and amounts associated with the discharging of known and contingent liabilities and costs associated with the cessation of operations. The costs are estimated and are expected to be paid over the liquidation period (see Note 3 on Liquidation Basis of Accounting)

f.	Cash and Cash Equivalents – Cash and cash equivalents consist of highly liquid investments with an original maturity of three months or less. Restricted cash represents cash reserves related to escrows maintained for properties sold over the last twelve months for reimbursables and capital expenditures.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding at September 30, 2006.

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

SEPTEMBER 30, 2007 AND 2006

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

n.	Stock-based Compensation – On May 21, 2004, ACRT shareholders approved revisions to ACRT’s 1997 Stock Option Plan which extended the life of ACRT’s stock options from ten to fifteen years and removed all restrictions on their exercise on April 1, 2008 or upon the occurrence of certain earlier events. However, the total number of options exercised cannot exceed fifteen percent of the outstanding shares at the exercise date. Accordingly, ACRT recognized compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the nine months ended September 30, 2006, ACRT recognized stock based compensation expense totaling $1,074,756. Compensation expense was calculated through December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense was adjusted in the first quarter of 2006 to reflect the current projected liquidation price of $13.50 a share.

On December 21, 2006, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. On April 30, 2007, ACRT paid $479,176 to Stock Option Settlement Agreement holders. On July 30 and July 31, 2007, ACRT paid a total of $1,010,650 to Stock Option Settlement Agreement holders. On August 31, 2007, ACRT paid $1,218,949 to Stock Option Settlement Agreement holders. On July 31, 2007, ACRT paid $56,263 to Warrant Settlement Agreement holders. On August 31, 2007, ACRT paid $211,666 to Warrant Settlement Agreement holders. As of September 30, 2007 and December 31, 2006, the obligation under the warrant and stock option settlement agreements amounted to $580,367 and $3,227,152, respectively, and is included in reserve for estimated costs during the period of liquidation in the accompanying consolidated statement of net assets.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

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

	December 31, 2006	Actual Disbursement	Change in Reserve	September 30, 2007
Disposition fee due to advisor	$2,099,803	$(2,245,269)	$320,201	$174,735
Incentive fee due to advisor	3,306,205	—	677,694	3,983,899
Mortgage retirement costs	1,969,318	(1,547,513)	(421,805)	—
Settlement of options and warrants	3,227,152	(2,976,704)	329,919	580,367
Property sales commissions	1,308,498	(1,265,210)	86,712	130,000
Other	1,699,674	(597,655)	(911,006)	191,013

Reserve for estimated costs during period of liquidation	$13,610,650	$(8,632,351)	$81,715	$5,060,014

On January 31, 2007, ACRT made a liquidation distribution of $2.00 per share to shareholders of record on December 31, 2006, totaling $6,703,704.

On April 30, 2007, ACRT made a liquidation distribution of $7.30 per share to shareholders of record on March 31, 2007, totaling $24,440,164 and also made a distribution to stock option settlement holders of $.80 per share, totaling $479,176.

On July 30 and July 31, 2007, ACRT made a liquidation distribution totaling $1.68 per share to shareholders of record on May 31, 2007 and June 30, 2007, totaling $5,624,586 and also made a distribution to stock option settlement holders and warrant settlement holders of $1.68 per share, totaling $1,010,650 and $56,263, respectively.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

On August 31, 2007, ACRT made a liquidation distribution totaling $2.02 per share to Class A shareholders of record on July 31, 2007 totaling $6,426,773 and also made a distribution to stock option settlement holders and warrant settlement holders of $2.02 per share, totaling $1,218,949 and $211,666, respectively. As of September 30, 2007 the liquidating distribution payable to Class B shareholders of $2.02 per share, totaling $366,121, has not been paid and appears on the Consolidated Statements of Net Assets as a liability. The dividend will be paid in the fourth quarter of 2007.

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

During the period ended September 30, 2007, ACRT sold properties for an aggregate $1,969,233 greater than the estimated fair values recorded at December 31, 2006.

During the first quarter of 2007, ACRT revised its estimate on the fair value of the Plymouth property down by $845,996 based upon the current offers it has received for this investment.

On August 2, 2007, the property located in Plymouth, Indiana leased to United Technologies Inc. was sold to an unrelated third party for $3,450,000 which was $50,000 less than the estimate recorded at June 30, 2007.

During the quarter ended September 30, 2007, ACRT revised its estimate on the fair value of the San Antonio, Texas property down by $705,448 based upon a non-binding letter of intent it has received for the property.

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

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

After the adoption of the Plan on October 12, 2006, all investments in non-controlled entities were adjusted to their estimated fair market value and any distributions received that are not a return of investment are recorded as income.

ACRT’s investment in unconsolidated subsidiaries and undivided interest is as follows:

	% Interest	September 30, 2007	December 31, 2006
Triangle Plaza II, LLC (Triangle)	40%	$—	$5,469,540
Levittown ARC, LP (Levittown)	20%	627,342	627,341
Rochelle Park Investors, LLP (Rochelle)	51%	—	4,828,539
ARC International Fund II, LP (ARC International)	11.2%	835,857	835,857

Total		$1,463,199	$11,761,277

ACRT’s equity in income of unconsolidated subsidiaries and undivided interest for the nine months ended September 30, 2007 and 2006 are as follows:

	% Interest	2007	2006
Triangle Plaza II, LLC (Triangle)	40%	$15,000	$(17,343)
Levittown ARC LP (Levittown)	20%	13,500	1,721
Rochelle Park ACRT, LLC (Rochelle)	51%	179,000	105,047
Paramus ACRT, LLC (Paramus)	40%	—	159,081
ARC International Fund II, LP (ARC International)	11.2%	61,800	43,407
Fort Washington Fitness, LP (Fort Washington)	50%	—	47,403

Total		$269,300	$339,316

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

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

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

ACRT incurred asset management fees of $174,459 and $482,549 for the nine months ended September 30, 2007 and 2006, respectively. Unpaid asset management fees included in due to related parties on the consolidated statement of net assets were $2,834 and $180,245 at September 30, 2007 and December 31, 2006, respectively.

On March 5, 2007, ACRT incurred disposition fees totaling $1,121,158 on the sale of the Charlotte, North Carolina property, the Montgomeryville, Pennsylvania property, the Memphis, Tennessee property, the Lilburne and Marietta Georgia properties and the Wichita, Kansas property. On March 12, 2007, ACRT incurred a disposition fee totaling $454,871 on the sale of its partnership interest in the property located in New York City, New York. On March 14, 2007, ACRT incurred a disposition fee totaling $247,500 on the sale of the property located in Sacramento, California. On May 17, 2007, ACRT incurred a disposition fee totaling $318,240 on sale of the Rochelle Park, New Jersey property. On August 2, 2007, ACRT incurred a disposition fee totaling $103,500 on the sale of the Plymouth, Indiana property. On May 23, 2006 and June 15, 2006, ACRT incurred a disposition fee in the amount of $148,020 and $203,796 on the sale of the Fort Washington, Pennsylvania investment and the sale of the Overland Park, Kansas property, respectively. The disposition fee is generally equal to 3% of the contract sales price of each portfolio property, provided that 50% of the disposition fee will be paid only if the property is sold at a gain, pursuant to the Advisory Agreement. Estimated disposition fees due to the Advisor included in the reserve for estimated costs during the period of liquidation on the consolidated statement of net assets were $174,735 and $2,099,803 at September 30, 2007 and December 31, 2006, respectively.

ACRT has also agreed to pay the Advisor incentive compensation in the amount of 25% of amounts distributed to its stockholders after its stockholders have received distributions equal to the amount of their initial investment in shares of Common Stock plus a preferred return of 8%. The estimated incentive fee included in reserve for estimated costs during the period of liquidation on the consolidated statement of net assets was $3,983,899 and $3,306,205 at September 30, 2007 and December 31, 2006, respectively.

7.	LEASES

ACRT is entitled to certain rentals relating to the property it owns. In addition to the base rent, the tenant is generally required to pay all operating costs related to the properties. The future minimum annual base rent due under the non-cancelable operating lease in effect as of September 30, 2007, are as follows:

2007 (3 months)	$80,873
2008	323,492
2009	323,492
2010	242,616

$970,473

8.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $9,549,718 at December 31, 2006.

ACRT had variable rate mortgages totaling $7,976,306 at December 31, 2006. On March 5, 2007, the variable rate mortgage totaling $3,991,666 on the Caromont, North Carolina property was repaid. On March 14, 2007, the variable rate mortgage totaling $3,931,987 on the Sacramento, California property was repaid.

During the period ended September 30, 2007, mortgages totaling $17,293,833 were repaid upon the sale of the related properties. ACRT incurred $1,547,513 of mortgage retirement costs.

ARC CORPORATE REALTY TRUST, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007 AND 2006

(UNAUDITED)

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500, ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, net was reported as an asset of $954 and $3,886 as of September 30, 2007 and December 31, 2006, respectively, based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of $1,867 and $2,900 has been recorded as a loss on interest rate cap, net on the accompanying consolidated statement of changes in net assets for the nine months ended September 30, 2007 and the consolidated statement of income (loss) for the nine months ended September 30, 2006.

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

Compensation expense was calculated thru December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the nine months ended September 30, 2006, ACRT recognized stock based compensation expense totaling $1,074,756.

In connection with the adoption of the Plan, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement (“SOS Agreement”). Under the SOS Agreement, no dividends are paid to the holders of the Settlement Agreement, until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. As of September 30, 2007 and December 31, 2006, the obligation under the warrant and stock option settlement agreements amounted to $580,367 and $3,227,152, respectively, and is included in reserve for estimated costs during the period of liquidation.

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

On June 15, 2006, the property located in Overland Park, Kansas leased to Borders Books and Bed, Bath and Beyond, was sold to an unrelated third party for $13,600,000.

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

The estimated aggregate net asset value per common share for the Class A and Class B anticipated to be distributed to shareholders is approximately $13.79, which is an increase of $ .45 per share from the December 31, 2006 net asset value. The increase to the estimated aggregate net asset value is due to the sales in excess of fair value recorded at December 31, 2006 and earning from operations during 2007. In January 2007, ACRT paid a liquidating dividend of $2.00 per share. In April 2007, ACRT paid a liquidating dividend of $7.30 per share. In July 2007, ACRT paid a liquidating dividend of $1.68. In August 2007, ACRT paid a liquidating distribution of $2.02 to all Class A shareholders. The $2.02 dividend payable to Class B members, totaling $336,121, has not been paid as of September 30, 2007 and appears on the Consolidated Statement of Net Assets as a liability. The dividend will be paid in the fourth quarter of 2007. The remaining net asset value as of September 30, 2007 after such liquidating distribution is $ .79 per share.

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

The following table represents the reserve for estimated costs during the period of liquidation as reported on the consolidated statement of net assets as of September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
Disposition fee due to Advisor	$174,735	$2,099,803
Incentive fee due to Advisor	3,983,899	3,306,205
Mortgage retirement costs	—	1,969,318
Settlement of options and warrants	580,367	3,227,152
Property sales commissions	130,000	1,308,498
Other	191,013	1,699,674

Total	$5,060,014	$13,610,650

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

ACRT is required to distribute 90% of its REIT taxable income (excluding capital gains) on an annual basis in order to qualify as a REIT for federal income tax purposes. Effective October 12, 2006, ACRT suspended regular quarterly distributions. On December 15, 2006, ACRT’s board of directors declared a liquidating cash distribution of $2.00 per share to shareholders of record on December 31, 2006. On April 10, 2007, ACRT’s board of directors declared a liquidating cash distribution of $6.50 and $.80 per share to shareholders of record on February 28, 2007 and April 1, 2007, respectively. On July 9, 2007, ACRT’s board of directors declared a cash dividend of $.70 and $.98 per share to shareholders of record on May 31, 2007 and June 30, 2007, respectively. On August 2, 2007, ACRT’s board of directors declared a cash dividend of $2.02 per share to shareholders of record on July 31, 2007. Future liquidating distributions from proceeds received from the sales of assets will be determined at the discretion of our board of directors.

On July 30 and July 31, 2007, ACRT made a liquidation distribution totaling $1.68 per share to shareholders of record on May 31, 2007 and June 30, 2007, totaling $5,624,586 and also made a distribution to stock option settlement holders and warrant settlement holders of $1.68 per share, totaling $1,010,650 and $56,263, respectively

On August 31, 2007, ACRT made a liquidation distribution totaling $2.02 per share to shareholders of record on July 31, 2007 totaling $6,426,773 and also made a distribution to stock option settlement holders and warrant settlement holders of $2.02 per share, totaling $1,218,949 and $211,666, respectively.

For the nine months ended September 30, 2006, Net Cash Flow from Operations of $2,606,248 funded all of the dividends paid of $763,577.

Net cash provided by investing activities was $15,610,175 for the nine months ended September 30, 2006. Net cash provided by investing activities is related primarily to sale of properties or investments and repayments of notes receivable.

Net cash used in financing activities was $13,132,955 for the nine months ended September 30, 2006. Net cash used in financing activities is primarily dividends paid, distributions to minority interest owners and debt service payments including paydown of a mortgage loan and the line of credit.

Debt Service Requirements

ACRT’s principal liquidity needs are payments of interest and principal on outstanding indebtedness. As of September 30, 2007, ACRT had paid off all its outstanding indebtedness.

Lease Obligations

Since ACRT’s tenants bear all or substantially all of the cost of property operations and maintenance and repairs, ACRT does not anticipate significant need for cash for these costs. For of the remaining consolidated property, ACRT has a certain level of property operating expense responsibility. To the extent there is a vacancy in a property, ACRT would be obligated to pay for all operating expenses, including real estate taxes and insurance.

Results of Operations for the Three Months Ended September 30, 2007 and 2006

Selected Income Statement Data	2007	2006	Favorable (Unfavorable) 2007-2006
	(Dollars in thousands)
Rental revenues and reimbursements	$119	$1,016	$(897)
Interest income	134	59	75
Interest expense	8	291	283
Depreciation and amortization expense	—	180	180
Management fees-affiliate	21	153	132
Real estate taxes and property operating expenses	6	142	136
General and administrative expense	17	18	1
Stock based compensation	—	189	189
Professional expenses	27	196	169
Loss (gain) on interest rate cap, net	(1)	11	12
Other expenses	24	50	26
Minority interest in loss (earnings) of subsidiaries	—	(17)	17
Equity in income (loss) of unconsolidated subsidiaries and undivided interests	66	(183)	249
Loss from discontinued operations	—	(37)	37
Decrease in reserve for estimated costs during period of liquidation	626	—	626
Change in fair value of investments in real estate	(756)	—	(756)
Liquidating dividends	(12,387)	—	(12,387)
Changes in net assets in liquidation	(12,300)	—	(12,300)
Net (loss) income allocable to Class A and Class B Shareholders	—	(392)	392

Upon stockholders’ approval of the plan of liquidation on October 12, 2006, ACRT adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting. Therefore, it is very difficult to draw meaningful direct comparisons between results of operations for the three months ended September 30, 2007 and 2006. Although direct comparisons between 2007 and 2006 are presented above, readers are cautioned to keep the effects of the change in accounting basis in mind when reviewing the comparisons.

Rental revenues decreased by $897,000, which is primarily attributable to the sale of eight properties in 2007 and two properties in 2006.

Interest income increased by $75,000 due mainly to interest income from higher cash balances and higher interest rates in money market accounts in 2007.

Interest expense decreased by $283,000 primarily due to lower outstanding loan balances in 2007 due to the sale of properties.

Depreciation and amortization expense decreased by $180,000 due to the discontinuation of depreciation under the liquidation method of accounting.

Management fees –affiliate decreased by $132,000 due to having fewer properties in 2007.

Property operating expenses decreased by $136,000 due to the sale of eight properties in 2007 and two in 2006.

Stock based compensation decreased $189,000 due to the termination of the stock option plan and accrual of the estimated liabilities under the stock settlement plan in the reserve for estimated costs of liquidation.

Professional expense decreased by $169,000 due primarily to higher accounting and legal fees incurred in 2006 associated with the Plan of Liquidation.

Other expense decreased by $26,000 due to the inclusion of $43,000 of interest in 2006 due to the joint venture partner on Triangle related to the October 5, 2006 court ruling regarding the investment in Triangle offset by higher state taxes. The interest on the Triangle investment was subsequently waived as part of the settlement.

Minority interest in earnings of subsidiaries decreased by $17,000 due to lower income in 2007. The properties associated with the minority interests were sold in 2006 and 2007.

Equity in income of unconsolidated subsidiaries and undivided interests increased by $249,000 primarily due to the discontinuance in 2006 of the of the equity method of accounting for the Triangle investment and the reversal of prior period estimates of ACRT’s share of Triangle offset by the sale of the partnership interests in the Fort Washington, Pennsylvania property and the Paramus, New Jersey properties in 2006 and the sale of the Rochelle Park, NJ property in 2007.

Loss from discontinued operations decreased by $37,000 due primarily to minority interest distributions in excess of income received on the Overland Park, Kansas property in 2006 and because, subsequent to the adoption of the Plan of Liquidation, ACRT was no longer required to report properties as discontinued operations.

The reserve for estimated costs during period of liquidation decreased by $626,000 due primarily to a $751,000 reduction in other reserves due to fewer unsold properties, offset by a $109,000 increase in estimated amounts due for the stock option settlement agreement and for incentive fees due to an increase in the estimated aggregate net asset value to be distributed under the Plan of Liquidation.

The fair value of investment in real estate decreased by $756,000 due to lower selling price on Plymouth, Indiana property sold on August 2, 2007 and to the reduction in the estimate of the fair value of the San Antonio, Texas property based upon current offers ACRT has received to sell the property.

Results of Operations for the Nine Months Ended September 30, 2007 and 2006

Selected Income Statement Data	2007	2006	Favorable (Unfavorable) 2007-2006
	(Dollars in thousands)
Rental revenues and reimbursements	$1,160	$3,040	$(1,880)
Interest income	491	108	383
Interest expense	323	938	615
Depreciation and amortization expense	—	548	548
Management fees-affiliate	174	483	309
Real estate taxes and property operating expenses	107	435	328
General and administrative expense	80	83	3
Stock based compensation	—	1,074	1,074
Professional expenses	278	486	208
Loss (gain) on interest rate cap, net	2	3	1
Other expenses	34	55	21
Minority interest in loss (earnings) of subsidiaries	140	(48)	188
Equity in income of unconsolidated subsidiaries and undivided interests	269	339	(70)
Gain on sale of investment in unconsolidated subsidiary	—	1,546	(1,546)
Income from discontinued operations	—	3,129	(3,129)
Decrease in reserve for estimated costs during period of liquidation	(82)	—	(82)
Change in fair value of investments in real estate	418	—	418
Liquidating dividends	(43,531)	—	(43,531)
Changes in net assets in liquidation	(42,133)	—	(42,133)
Net Income allocable to Class A and Class B shareholders	—	4,009	(4,009)

Upon stockholders’ approval of the plan of liquidation on October 12, 2006, ACRT adopted the liquidation basis of accounting. This basis of accounting is very different from the going concern basis of accounting. Therefore, it is very difficult to draw meaningful direct comparisons between results of operations for the nine months ended September 30, 2007 and 2006. Although direct comparisons between 2007 and 2006 are presented above, readers are cautioned to keep the effects of the change in accounting basis in mind when reviewing the comparisons.

Rental revenues decreased by $1,880,000, which is primarily attributable to the sale of eight properties in 2007 and two properties in 2006.

Interest income increased by $383,000 due mainly to interest income from higher cash balances and higher interest rates on money market accounts in 2007.

Interest expense decreased by $615,000 primarily due to lower outstanding loan balances in 2007 due to the sale of properties.

Depreciation and amortization expense decreased by $548,000 due to the discontinuation of depreciation under the liquidation method of accounting.

Management fees –affiliate decreased by $309,000 due to having fewer properties in 2007.

Property operating expenses decreased by $328,000 due to the sale of eight properties in 2007 and two in 2006.

Stock based compensation decreased $1,074,000 due to the termination of the stock option plan and accrual of the estimated liabilities under the stock settlement plan in the reserve for estimated costs of liquidation.

Professional expense decreased by $208,000 due primarily to higher accounting and legal fees incurred in 2006 associated with the preparation of the Plan of Liquidation.

Other expenses decreased by $21,000 due to $43,000 of interest due to joint venture partner on Triangle in 2006 offset by $22,000 in higher state taxes.

Minority interest in earnings of subsidiaries decreased by $188,000 due to lower income attributable to the sale of the properties and to the minority interest’s share of the change of the estimated fair market value of the property, which was sold at a lesser sales price in the first quarter of 2007.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $70,000 primarily due to the sale of the partnership interests in the Fort Washington, Pennsylvania property and the Paramus, New Jersey properties in 2006 and the sale of the Rochelle Park, NJ property in 2007 and to the discontinuance of the equity method of accounting for Triangle partnership interest in 2006 and its subsequent sale in 2007.

Gain on sale of investment in unconsolidated subsidiary decreased $1,546,000 due to the sale of the Fort Washington, Pennsylvania property in 2006 and because, subsequent to the adoption of the Plan of Liquidation, ACRT was no longer required to report properties as discontinued operations.

Income from discontinued operations decreased by $3,129,000 due to the sale of the Overland Park, Kansas property in 2006 and because, subsequent to the adoption of the Plan of Liquidation, ACRT was no longer required to report properties as discontinued operations.

The reserve for estimated costs during period of liquidation decreased by $82,000 due primarily to a $751,000 reduction in other reserves due to fewer unsold properties offset by higher estimated amounts due for the stock option and warrant settlement agreements and for incentive fees due to an increase in the estimated aggregate net asset value to be distributed under the Plan of Liquidation.

The fair value of investment in real estate increased by $418,000 primarily due to $1,969,000 higher selling prices on the properties offset by a $846,000 decrease in the fair market value of the Plymouth, Indiana property and a $705,000 decrease in the fair value of the San Antonio, Texas property based on the current offers ACRT has received to sell the property.

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

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT has investments in various real estate joint ventures with varying structures. At September 30, 2007, these investments include ACRT’s non-controlling interests in Levittown ARC, LP and ARC International Fund II, LP. See Item 1 Note 5 of Notes to Consolidated Financial Statements (unaudited) for information on these investments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE

DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures about Market Risk

ACRT’s exposure to market risk relates to its variable rate debt. At September 30, 2007, ACRT had paid off all its variable rate mortgages and no longer has exposure to market risk on variable rate debt. At September 30, 2006, ACRT had two variable rate mortgages totaling $8.026 million. The mortgages bore interest at LIBOR plus 206 basis points (7.39% on $3.993 million) and LIBOR plus 225 basis points (7.58 % on $4.033 million). Had the LIBOR rate been 100 basis points higher during the nine months ended September 30, 2006, ACRT’s net income would have been reduced by approximately $60,000.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a)	Disclosure Controls and Procedures. ACRT’s management, with the participation of ACRT’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of ACRT’s disclosure controls and procedures (as such term is defined in Rules 13a-15 (e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, ACRT’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, ACRT’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

(b)	Internal Control Over Financial Reporting. There have not been any changes in ACRT’s internal control over financial reporting during the third quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, ACRT’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	Legal Proceedings - not applicable

ITEM 1A.	Risk Factors - not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds - not applicable

ITEM 3.	Defaults Upon Senior Securities - not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders - not applicable

ITEM 5.	Other information- not applicable

ITEM 6.	Exhibits and Reports

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 14th day of November 2007.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer