Form 10-K
period 2007-12-31
ARC CORPORATE REALTY TRUST INC
filed 2008-03-12
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-50727

For the fiscal year ended December 31, 2007

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

Class A Common Stock

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☒

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

As of March 12, 2008, the aggregate market value of shares of Class A Common Stock held by non affiliates of the registrant was $1,874,845.

The number of shares of the registrant’s shares of Class A common stock, $.001 par value, outstanding as of March 12, 2008 was 3,889,765.

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

General

ARC Corporate Realty Trust®, Inc., a Maryland corporation (“ACRT”), was formed in June 1993 and qualifies to be taxed as a real estate investment trust (“REIT”) under federal tax laws. ACRT is managed by its advisor, ARC Capital Advisors, L.P., an affiliate of Mr. Ambrosi, ACRT’s Chairman, President and a director. The advisor performs services for ACRT pursuant to the terms of an advisory agreement. Such services include serving as ACRT’s investment and financial advisor and providing consultation, analysis and supervision of ACRT’s activities in acquiring, financing, managing and disposing of properties. The advisor also performs and supervises the various administrative duties of ACRT, such as maintaining its books and records. When used in this report, the terms “we,” “us” and “our” refer to ACRT.

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

Each investment was secured by both the direct corporate obligation of the creditworthy tenant as well as the underlying value of the real estate.

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

On March 12, 2007, ACRT sold its partnership interest in the Whitestone, NY partnership for $5,469,450 to its joint venture partner in the deal.

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

On November 28, 2007, ACRT sold its partnership interest in the Woodcliff Lake, New Jersey property to an unrelated third party for $830,000.

As of December 31, 2007, ACRT owned one property located in San Antonio, Texas leased to Sears and had one partnership interest in a Levittown, Pennsylvania property leased to Giant Food.

At December 31, 2007, the estimated remaining Net Asset Value per common share for the Class A and Class B is $.66.

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

The Board of Directors may amend the Plan of Liquidation if they determine that doing so is in the best interest of ACRT and our stockholders.

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

As of December 31, 2007, ACRT’s total liabilities were approximately $4.9 million, all of which consist principally of reserves in connection with liquidation ($4.6 million at December 31, 2007) and accounts payable for expenses incurred in the ordinary course of operating our business.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

As of December 31, 2007, ACRT owned one property located in San Antonio, Texas leased to Sears and had one partnership interest in a Levittown, Pennsylvania property leased to Giant Food.

The following is a summary of ACRT’s properties as of December 31, 2007. The 2007 Annual Base Rent represents the cash rents received for the year ended December 31, 2007. For additional information, see “Description of Properties.”

Tenant	Location	Type	Square Footage	2007 Cash Rent Received (1)	Primary Lease Term Expiration	Extension Options Through
Giant Food, Inc. (1)	Levittown, PA	Retail	40,100	66,406	2012	None
Sears	San Antonio, TX	Retail	34,414	323,492	2010	2020

TOTAL:			74,514	$389,898

(1)	Represents ACRT’s share of the cash rent received as of December 31, 2007. ACRT only owns a partial interest in the Giant Food (20%).

As of December 31, 2007, the scheduled lease maturities for each of the next ten years are as follows:

Year Ended December 31,	Number of Leases	Square Footage	2007 Annual Base Rent
2010	1	34,414	323,492
2012	1	40,100	66,406

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

Lease. The property is 100% leased to Sears, Roebuck and Co. for use as a Sears Homelife Furniture Store retail sales facility. The initial lease term of approximately 15 years commenced upon completion of construction in October 1995 and expires in September 2010. The tenant has two renewal options of five years each at an increased rental. The base rent as of the commencement date was $289,077; rent increased in the sixth year to $306,285 and in the eleventh year to $323,492. The tenant is responsible for the cost of all insurance premiums, and real estate taxes and maintenance of the building’s interior and heating, ventilation and air conditioning system. Tenant is also responsible for the costs of exterior and public area maintenance, subject to a cap of $.78 per square foot that increases by 6% annually. ACRT is responsible for repair and replacement of the building’s structure, roof, parking areas and certain building systems. On July 11, 2001, the Sears Homelife store was closed. On October 1, 2001, the tenant vacated the property. Sears Roebuck & Co., as the guarantor on the lease, has continued to pay rent on a current basis and, as of November 2003, it has subleased this property to BEL Furniture Co. for the remainder of the original lease term.

Disposition. This property was sold on February 14, 2008 for $2,200,000 to an unrelated third party.

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

Lease. The property is 100% leased to Giant Food Store, a subsidiary of Royal Ahold, N.V. The initial term of twenty years commenced in 1987 and expired in August of 2007. The annual base rent is $332,028. The tenant is responsible for all real estate taxes, insurance, utilities and expenses of the building with the exception of roof and structure. In August of 2007, the lease was extended for five years.

The tenant has outgrown this location and has relocated to a new store. Under the terms of the lease, ACRT has the option, but not the obligation, to terminate the lease twelve months after the tenant vacates the building. The tenant does not have the right to sublet without the consent of ACRT. In January 2008, ACRT gave consent to Giant to sublease the property to Gold’s Gym at Levittown at a rent of $332,028 per year.

Acquisition. In March 2003, ACRT formed Levittown-ARC, LP and acquired the property. ACRT invested $200,000 for a 20% limited partnership interest in Levittown-ARC LP and the remaining 80% interest is owned by third party investors. ACRT also receives an additional 32% of the available cash flow or capital proceeds in excess of a 9% preferred return to the limited partners.

Disposition. ACRT has entered into an agreement with a related party to sell this investment for $300,000.

Description of Properties Disposed of in 2007

A.C. Moore and Thomasville Furniture/Montgomery Property

Description. The Montgomeryville property was located in Montgomeryville, Pennsylvania at Route 309 and Stump Road and is located directly in front of a 500,000 square foot shopping center anchored by Target, Giant Food, Barnes and Noble, Comp USA and Bed Bath and Beyond, effectively making it an out parcel to this larger development. The property was approximately 62% leased to A.C. Moore for an initial term of 10 years and approximately 38% leased to Thomasville Furniture for an initial term of 10 years. A.C. Moore occupies 25,497 square feet and Thomasville Furniture occupies 15,544 square feet. The property was a 41,041 square foot retail facility on approximately 3.2 acres of land and was constructed in 2003. Parking was provided for approximately 180 spaces.

A.C. Moore Lease. The property was approximately 62% leased to A.C. Moore for use as a retail facility. The initial term of the 10 year lease commenced in January 2004 and expires in December 2013. The tenant had four successive options to extend the term for additional periods of five years each. Base rent for the initial term was $433,449 per year. During the first year of the initial term the tenant receives a rent credit of $187,500. Base rent increased by approximately 5% for the first option period and approximately 10% for each subsequent option period. Tenant must maintain casualty and liability insurance. The tenant must reimburse ACRT for its pro rata share of real estate taxes and common area charges. ACRT was responsible for roof, roof drainage, exterior walls and structure.

Thomasville Lease. The property was approximately 38% leased to Thomasville for use as a retail facility. The initial term of the 10 year lease commenced in January 2004 and expires in December 2013. The tenant had 2 successive options to extend the term for additional periods of five years each. Base rent for the first five years of the initial term was $248,868 per year and increases to $273,750 per year for the last five years of the initial term. The base rent increased to $301,125 and $331,300 per year for the first and second option periods, respectively. Tenant must maintain casualty and liability insurance. The tenant must reimburse ACRT for its pro rata share of real estate taxes and common area charges. ACRT was responsible for roof, HVAC, structure and slab.

Disposition. On March 5, 2007, sold this property to unrelated third party for $9,699,417.

BCBSS/Rochelle Park Property

Description. The property was located in Rochelle Park, New Jersey at the intersection of Route 17 and Passaic Street in the Park 17 Office Center. The location is approximately one-half mile from the intersection of Route 17, Route 4, the Garden State Parkway, and the Garden State Regional Mall. The property was leased to the Bergen County Board of Social Services (“BCBSS”) for an initial term of 19 years. The building was built in 1989 on 2.543 acres of land and contains three levels of office space, totaling 80,000 square feet and parking on two levels. Total parking on the premises was 312 spaces.

Lease. The property was 100% leased to the BCBSS for use as an office building. BCBSS is an independent corporate government agency established by Bergen County in 1932 to provide social services for Bergen County and is funded by the county, state and federal governments. The initial lease term of approximately 15 years commenced on October 1, 1989. However, pursuant to an amendment to the lease in 1993, the tenant exercised all of its renewal options so that the lease now expires on September 30, 2014. The rent was $1,540,000 per year through September 1999; was $1,820,000 per year through September 2009; and will be $1,840,000 per year through September 2014. The landlord was responsible for a refurbishment allowance in October 2004 not to exceed $500,000. The tenant was responsible for utilities, all operating expenses in excess of the base year amount of $190,565 and real estate taxes in excess of the base year amount of $105,271. The tenant had a right of first refusal with respect to a sale of the building.

Disposition. On May 17, 2007, the property located in Rochelle Park, New Jersey leased to Bergen County Board of Social Services was sold to an unrelated third party for $20,800,000. ACRT’s share of the sales price for its 51% tenant in common interest was $10,608,000.

CaroMont/Charlotte Area Properties

Description. The properties consist of four medical office buildings located in the Greater Charlotte, North Carolina metropolitan area. Each property was 100% leased to CaroMont Medical Group, Inc. for a term of 15 years. Each property consisted of a single story building constructed from masonry and glass with a steel frame. Parking for each property meets or exceeds municipal requirements.

Leases. Each property was 100% leased to CaroMont Medical Group, Inc. for medical, dental and general office purposes pursuant to four separate leases. The leases commenced January 2001 and expired in December 2015. The tenant was responsible for all real estate taxes, insurance premiums, utilities and all other building operation expenses. The tenant was also responsible for performing all on-site maintenance of the properties.

The initial annual rent was increased by 1.5% in each subsequent year. Each lease offered the tenant two ten-year renewal options with the annual rental continuing to increase at the aforesaid specified rate.

Each lease granted the tenant an option to expand the building at a lease rate which is based upon prevailing interest rates, amortization schedules and ACRT’s cost of financing such expansion at the time the tenant exercises its expansion option. In the event the premises were expanded, ACRT had the right to extend the term of the particular lease so that a minimum of fifteen years remain on the term. The tenant had a right of first offer in the event ACRT wishes to sell a property.

Disposition. In 2001, ACRT sold three of the original seven properties for $1,724,206, net of closing costs and broker commissions. On March 5, 2007, ACRT sold the remaining properties to an unrelated third party for $9,205,970.

Circuit City and OfficeMax/Wichita Property

Description. The property was located at the intersection of Kellogg Drive (Highway 54) and Ridge Road in Wichita, Kansas, and is part of a shopping center which presently includes a Kohl’s department store. The property was approximately 55% leased to Circuit City Stores, Inc. for an initial term of 20 years and approximately 45% leased to OfficeMax, Inc. for an initial term of 15 years. Circuit City occupied 37,591 square feet and OfficeMax occupied 30,446 square feet. The property was a 68,037 square foot retail facility on 5.92 acres of land and was constructed in 1996. Parking was provided for 574 spaces.

Circuit City Lease. The property was 55% leased to Circuit City for use as a retail facility. The initial lease term of approximately 20 years commenced in November 1996 and expires in January 2017. Tenant had five successive options to extend the term of the lease for additional periods of five years each. Initial base rent was $368,392 and the rent increased in year six to $405,983, and increases every five years thereafter by the lesser of 10% or the percentage increase in the Consumer Price Index. The increases to base rent during the renewal terms were determined by the same formula. The tenant was responsible for maintenance of its premises excluding the structural elements and roof. The tenant must also pay its pro-rata share of common area charges and reimbursed ACRT for its pro-rata share of real estate taxes. The tenant was responsible for all utility usage charges and insurance premiums.

The tenant had been granted an exclusive in the shopping center for the sale of consumer, office and automotive electronics products, computer hardware or software and entertainment media, cellular telephones, and household appliances, subject only to the rights of Kohl’s, a tenant in an adjacent shopping center not owned by ACRT.

OfficeMax Lease. The property was 45% leased to OfficeMax, Inc. to be used as a retail facility. The initial lease term of 15 years commenced in February 1997 and expires in January 2012. The tenant had five successive options to extend the term for additional periods of five years each. Initial base rent was $277,972 and the rent increased to $293,195 in year six and will increase to $308,418 in year eleven for the duration of the term. Rent during the extension periods increase approximately 4.7% for each five-year period. The tenant was responsible for maintenance of the premises with the exception of the roof, structural elements and parking lot repairs and in the final three years of the lease. ACRT was responsible for HVAC and sprinkler replacement. The tenant must reimburse ACRT for the tenant’s proportionate share of common area maintenance costs, insurance premiums and real estate taxes. With regard to special assessments, the tenant had a cap of $.16 per square foot and no liability for payments after 1999. The sellers agreed to fund any shortfall on account of the tenant’s cap on special assessments.

The tenant had been granted an exclusive in the shopping center for the sale of office, home office, school or business supplies or equipment; office furniture, electronics and copy center. The lease, however, recognized the priority of Circuit City’s and Kohl’s pre-existing use. There was a possibility that the exclusive rights granted to OfficeMax against the portion of the shopping center occupied by Kohl’s would not be enforceable against a subsequent tenant occupying Kohl’s premises after a termination of the Kohl’s lease. In the event the OfficeMax exclusive was violated, tenant had the right to terminate the lease or pay a reduced rental. If this occurs, the sellers agreed to subordinate their right to distributions such that ACRT would get all of the cash flow from the property, including the seller’s portion thereof. OfficeMax also had a co-tenancy clause, which allows it to pay a reduced rental in the event both Circuit City and Kohl’s no longer occupy the shopping center and no suitable replacement could be found.

Disposition. On March 5, 2007, ACRT sold this property to an unrelated third party for $8,760,201.

GART Sports/Sacramento Property

Description. The Sacramento property was located in Sacramento, California at 1700 Challenge Way (a/k/a 1700 Arden Way) and located across from the Arden Way regional mall. The property was 100% leased to GART Sports Company (“GART”), the successor by merger to Sportmart, Inc., for an initial term of 20 years for use as a retail facility. The store, on the 2.97 acre property, was a 40,145 square foot one-story concrete block structure, with a wood and stucco veneer, which was constructed in 1985. The paved parking area had 112 spaces with the right to use additional parking spaces at the adjacent site.

Lease. The property was 100% leased to GART for use as a retail sale facility for sporting goods, athletic apparel and related goods. In 2003, GART merged with The Sports Authority. The initial lease term of approximately 20 years commenced in August 1994 and expires in January 2015. The tenant had two renewal options of 10 years each. The base rent was $462,250 per year until January 31, 2005 and then increased on February 1, 2005 based upon a formula tied to increases in the Consumer Price Index to a maximum of $520,031 for the duration of the initial lease term. The tenant was responsible for utilities, structural and non-structural maintenance and repairs, insurance, common area maintenance, landscaping and property taxes.

The tenant had been granted a right of first offer, effective after the second lease year, in the event landlord desires to sell the property. ACRT was obligated to first offer the tenant the right to purchase the property on terms and conditions that ACRT would accept on the open market. If the tenant declined to purchase the property, ACRT had the right to sell the property to any third party on substantially the same terms and conditions offered to the tenant within 120 days after notice of the tenant’s decision not to purchase. If the 120 day period expires, or if ACRT wishes to sell the property on terms and conditions which are materially different, ACRT must again offer the property to the tenant. The tenant did not exercise their right of first offer.

ACRT was prohibited from entering into a lease with another tenant for a use involving the sale of sporting goods, sports apparel and athletic footwear within a two-mile radius of the property. In the event of a taking by the state through eminent domain or other similar action of (1) any portion of the building, (2) 15% of the parking area, or (3) which resulted in a permanent denial of access from Arden Way, the lease provided for payment of the first $5,160,000 of any condemnation award to ACRT, and for the excess to be split evenly between ACRT and the tenant.

Disposition. On March 14, 2007, ACRT sold this property to an unrelated third party for $8,250,000.

Great Atlantic and Pacific Tea Co./Woodcliff Lake, New Jersey Property

Description. The property was located on approximately 7.26 acres at 500 Chestnut Ridge Road, Woodcliff Lake, New Jersey. The 70,000 square foot property was 100% leased under a long-term lease to The Great Atlantic and Pacific Tea Co.

Lease. The property was 100% leased to the Great Atlantic and Pacific Tea Co. for an initial term of 25 years commencing in February 1996. The rent per square foot for 2004 was $24.47. The tenant was responsible for real estate taxes, insurance, utilities and expenses of the building.

Disposition. On November 28, 2007, ACRT sold its partnership interest in the Woodcliff Lake, New Jersey property to an unrelated third party for $830,000.

Hollywood Video/Marietta (Atlanta) Property

Description. The property was located at Route 120 and Barrett Parkway in Marietta (Atlanta), Georgia. The property was an out parcel of a shopping center, which was anchored by a Target store. The property was leased to Hollywood Entertainment Corporation for an initial term of 15 years. The 7,488 square foot retail facility on 0.75 acres of land was constructed of brick, masonry and glass and was completed in December 1996. There was on-site parking with 46 spaces.

Lease. The property was 100% leased to Hollywood Entertainment Corporation for use as a Hollywood Video store. The initial lease term of 15 years commenced in December 1996 and expired in December 2011. The tenant had two five-year renewal options. The initial annual base rent was $138,031 for the first five years with an adjustment in year six to $154,388, which was based upon the percentage increase in the Consumer Price Index for All Urban Consumers, provided that the increase did not exceed 12% of the annual rent during the first five-year period. Annual base rent during the renewal terms were determined in accordance with the same formula. The tenant was responsible for all real estate taxes, insurance premiums, utilities, operating expenses and roof and structure maintenance.

Disposition. On March 5, 2007, ACRT sold this property to an unrelated third party for $2,205,543.

Toys R Us and National Amusements, Inc./New York City Property

Description. The property was located in New York City (Queens), New York on the Whitestone Expressway at the intersection of 28th Avenue. The property was leased to Toys R Us under two separate leases for a Toys R Us and Kids R Us facility and National Amusements, Inc. In 2003, Kids R Us announced it would cease operations. It closed this location on May 1, 2004, and subsequently subleased this location to Office Depot. The property was built and completed in July 1999 and consists of approximately 139,000 square feet located on 9.75 acres of land. The building had two levels with the movie theater occupying the entire second level. There were 1,200 spaces available for parking including off-site parking.

Toys R Us Leases. The property was approximately 45% leased to Toys R Us NY LLC for use as a retail facility. Toys R Us executed two separate leases, one for 43,999 square feet for use as a Toys R Us store and the other for 19,703 square feet for use as a Kids R Us store. The leases were guaranteed by the parent company, Toys R Us Delaware, Inc. The initial lease term of 20 years commenced upon the completion of construction in July 1999 and expires in July 2019. The tenant had four successive options to extend the term of the leases for additional periods of five years each with rent increases for each five-year period. Minimum base rent initially was $1,082,934 per year for years 1 through 5 and the rent increases to the lesser of:

•	the product of the minimum base rent for year one and twice the percentage increase in the Consumer Price Index or

•	the following minimum base rentals:

•	$1,191,227 per year for years 6 through 11;

•	$1,310,350 per year for years 11 through 15; and

•	$1,441,576 per year for years 16 through 20.

During the renewal periods, the tenant would also be obligated to pay percentage rent if sales exceed certain specified breakpoints. The tenant was responsible for maintaining the premises and the landlord was responsible for the structural elements including the roof and parking areas. The tenant paid its pro-rata share of common charges and reimbursed the landlord for its pro-rata share of real estate taxes and insurance premiums. The tenant was responsible for all utility charges.

Toys R Us had been granted an exclusive for the sale of items customarily carried by a modern toy store and children’s specialty store and the exclusive also applied to certain other property owned by Triangle Equities, Inc. (“Triangle”), ACRT’s joint venture partner in this transaction and developer of the project. Triangle had agreed to hold ACRT harmless in the event this exclusive is breached as a result of activities on its other properties.

National Amusements, Inc. Lease. The property was approximately 55% leased to National Amusements, Inc. for use as a 12-screen multiplex movie theater. The initial lease term of 20 years commenced upon the tenant’s occupancy in May 1999 and expires in May 2019. The tenant had five successive options to extend the term of the lease for additional periods of five years each with rent increases of approximately 9% for each five-year period. Base rent was:

•	$1,983,487 for the first 5 years;

•	$2,024,175 in year 6;

•	$2,206,175 in years 7 through 11; and

•	$2,404,508 in years 12 through 15, for the duration of the term.

The tenant was also obligated to pay percentage rent on 8% to 10% of gross sales above specified breakpoints. The tenant was responsible for maintenance of its premises and the landlord is responsible for the structural elements including the roof and parking areas. The tenant paid its pro-rata share of common charges and reimbursed the landlord for its pro-rata share of real estate taxes and insurance premiums. The tenant was responsible for all utility charges.

The tenant had been granted an exclusive with respect to the property for its use as a movie theater.

Joint Venture. In June 1998, ACRT acquired a 40% interest in Triangle Plaza II LLC, a New York limited liability company (“TP II LLC). The remaining 60% of the TP II LLC interests are held by Triangle. The day-to-day management of the property was performed by an entity controlled by Triangle. ACRT was entitled to a 12% preferred return on its equity invested and had a preferred position with respect to refinancing or sales proceeds distributed. ACRT had a right of first refusal and tag along rights if Triangle desires to sell all or a portion of the property or Triangle’s interest in TP II LLC.

Disposition On March 12, 2007, ACRT sold its partnership interest to its joint venture partner for $5,469,450.

The Sports Authority and OfficeMax/Lilburn (Atlanta) Property

Description. The property was located at U.S. Highway 78 and Payton Drive, in Lilburn (Atlanta), Gwinnett County, Georgia. The property was approximately 65% leased to The Sports Authority for an initial lease term of 20 years and approximately 35% leased to OfficeMax for an initial lease term of 20 years. The Sports Authority occupied 43,393 square feet and OfficeMax occupied 23,532 square feet for a total of 66,925 square feet on approximately seven acres of land. The building was constructed in 1996 and consists of steel frame and masonry construction. Parking was provided for approximately 340 parking spaces.

The Sports Authority Lease. The property was approximately 65% leased to The Sports Authority for use as a retail facility. In 2003, The Sports Authority and GART Sports Company merged. The initial lease term of 20 years commenced on May 23, 1996, and expired on May 31, 2016. The tenant had four successive options to extend the term of the lease for additional periods of five years each. Base rent for the initial term was $357,992. Base rent increased by 5% for each five-year option period. The tenant was responsible for maintaining its premises, including its roof and parking areas, as well as all utility charges. The tenant maintained casualty and liability insurance; however, the tenant could self-insure its obligations to restore so long as its net worth exceeds $100,000,000. The tenant reimbursed ACRT for its pro-rata share of all real estate taxes. ACRT was responsible for maintenance and repair of the structure and underground utilities and for parking area replacement.

The tenant had been given an exclusive for the sale of sporting goods, including athletic sportswear and apparel, athletic footwear and general recreational merchandise.

OfficeMax Lease. The property was approximately 35% leased to OfficeMax for use as a retail facility. The initial lease term of 20 years commenced June 6, 1996, and expired on June 30, 2016. The tenant had four successive options to extend the term of the lease for additional periods of five years each. Base rent for the initial term is $229,437. Base rent increased $11,766 for each five-year option period. The tenant was responsible for maintaining the premises, building systems and all utility charges. The tenant reimbursed ACRT for its pro-rata share of all real estate taxes, casualty insurance premiums and parking area maintenance. ACRT was responsible for maintenance and repair of the roof and structure and for parking area replacement.

The tenant had been given an exclusive for the sale of office products, including school products, business supplies and equipment and office furniture and electronics.

Disposition. On March 5, 2007, ACRT sold this property to an unrelated third party for $7,928,869.

United Technologies Automotive/Plymouth Property

Description. The property was located in Plymouth, Indiana, within the 700-acre Plymouth Industrial Development Park, near the intersection of Routes 30 and 31. The building was constructed under a build-to-suit lease for United Technologies Automotive, Inc. (“UTA”) and was completed in August 1994. The 105,600 square foot building on approximately 30 acres of land is being used by UTA as a distribution center.

Lease. The property was 100% leased to UTA. The lease was guaranteed by UTA’s parent company, United Technologies Corporation. The initial lease term of 15 years commenced in December 1995 and expires in December 2010. The lease may be renewed by the tenant for either a five-year period with two additional option periods of five years each on the same terms as the lease; or for a 10-year period with one additional option period for five years on the same terms and conditions as in the lease except that the rental increases in the option period are 6% for the first five years and 7.5% each five years thereafter. The initial base rent was $315,000, which increased approximately 6% every three years. The tenant was responsible for all property expenses and real estate taxes.

The tenant had an option to expand the building at a lease rate, which was based upon interest rates, amortization schedules and costs at the time of the expansion. If the tenant elected to expand the building and ACRT agreed to fund the cost, the lease term would extend to a date fifteen years from the completion of the expansion. The tenant had a right of first offer in the event ACRT wished to sell the property at a mutually agreeable price.

Disposition. On August 2, 2007, ACRT sold this property to an unrelated third party for $3,450,000.

Walgreen/Memphis Property

Description. The property was located approximately six miles northeast of downtown Memphis, Tennessee at the intersection of Range Line Street and James Road in Shelby County. The property was approximately 88% leased to Walgreen Co. for an initial term of 50 years and 12% leased to H & R Block, Eastern Tax Services, Inc. for an initial term of four years. The property was a freestanding masonry retail facility of 14,294 square feet on 1.149 acres, which was constructed in 1993. The paved parking area had 55 spaces.

Walgreen Lease. The property was 88% leased to Walgreen Co. for use as a retail facility. The initial lease term of 50 years commenced in January 1993 and expires in December 2042. Tenant had the option to terminate the lease after the 20th lease year and every five years thereafter. The lease called for fixed rent of $141,747 per year and there was a provision for additional percentage rent, which was capped at an amount equal to the fixed rent. The tenant was responsible for insurance premiums, utilities and some non-structural maintenance and repairs to the interior of the premises. The landlord was responsible for repairs to the exterior and structural portions of the premises.

H & R Block Lease. The property was 12% leased to H & R Block, Eastern Tax Services, Inc., a national franchise which offers tax preparation services. The initial lease term of four years commenced in May 1994 and expired in May 1998; however, the lease was extended through April 2009. The tenant had no other renewal options. The rent was $15,750 per year until May 1998 and then increased to $16,538. In May 2003, the rent increased to $17,027. The renewal extending the lease through 2009 increased the rent to $17,538 per year. The tenant was responsible for utilities, all non-structural repairs, insurance and property taxes. The landlord was responsible for structural and roof repairs.

Disposition. On March 5, 2007, ACRT sold this property to an unrelated third party for $2,200,000.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In 2007, ACRT did not make any submissions to a vote of security holders.

In 2006, ACRT filed its definitive Schedule 14A and mailed a Proxy Statement regarding shareholder approval of a Plan of Complete Liquidation and Dissolution to its shareholders on September 11, 2006. On October 12, 2006, at a special meeting of shareholders called for such purpose, the Plan of Complete Liquidation and Dissolution was approved by the shareholders. The vote at the special meeting was 2,451,316 (73.22% of outstanding shares) in favor of the Plan of Liquidation, 59,233 shares (1.77% of outstanding shares) against the Plan of Liquidation and 40,600 shares (1.21% of outstanding shares) abstained.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 12, 2008, there were approximately 709 holders of record of the shares of Class A common stock and one holder of record of the shares of Class B common stock. ACRT’s shares of common stock are not listed for trading on a national securities exchange or included for quotation on the Nasdaq Stock Market. If ACRT’s capital stock is not listed for trading on a national securities exchange or included for quotation on the Nasdaq Stock Market on or before March 31, 2006, dependent upon market and other conditions, the Board of Directors intends to explore liquidity strategies, including, but not limited to, adopting a plan of liquidation, subject to market conditions and shareholder approval, pursuant to which ACRT’s properties generally would be liquidated in an orderly fashion designed to return the most value to shareholders. Any such plan of liquidation will be effected as may be determined by the Board of Directors to be in the best interests of ACRT’s shareholders.

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

ACRT is selling its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

Equity Compensation Plan Information

Our equity compensation plan information as of December 31, 2007, is as follows:

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

On December 21, 2006, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. ACRT estimates that its aggregate obligation under all Stock Options Settlement Agreements is $3,110,404. Through December 31, 2007, ACRT has paid $2,708,775 under the Stock Option Settlement Agreement.

Warrants

Chauner Securities, Inc. served as the managing broker-dealer in connection with a private placement of ACRT’s Class A Common Stock in 1998 and 1999. In connection with that offering, ACRT issued 33,490 stock warrants to Chauner Securities, Inc. to purchase 33,490 shares of Class A Common Stock at an exercise price of $9.30 per share. The stock warrants were to expire in 2008.

Pursuant to the terms of the agreement with the managing broker-dealer for ACRT’s third private placement offering which began on May 23, 2003, ACRT issued to Chauner Securities, Inc., the managing broker–dealer or its designees, stock warrants equal to 7% of the total shares sold by the soliciting dealers or 71,295 stock warrants. The stock warrants had a term of 10 years and an exercise price of $10.98.

On January 15, 2007, ACRT terminated the existing Warrants and replaced them with a Warrant Settlement Agreement. Under the Warrant Settlement Agreement, no dividends are made to the Warrant Settlement Agreement holders until the existing Class A and Class B shareholders receive liquidating distributions in the amount of $9.30 or $10.98 (the original Warrant exercise prices) after which the holders of the Warrant Settlement Agreement receive distributions in line with the existing Class A and Class B shareholders. ACRT estimates that its aggregate obligation under all Warrant Settlement Agreements is $337,670. Through December 31, 2007, ACRT has paid $267,929 under the Warrant Settlement Agreement.

Income Taxes

ACRT has elected to be treated as a real estate investment trust (“REIT”) under the applicable provisions of the Internal Revenue Code of 1986, as amended. In order to qualify as a REIT, ACRT is required to distribute to shareholders at least 90% of its taxable income and to meet certain asset and income tests, as well as certain other requirements. ACRT has met and expects that it will continue to meet these requirements necessary to be treated as a REIT.

For federal income tax purposes, distributions may consist of ordinary income dividends, nontaxable return of capital, capital gains or a combination thereof. Distributions in excess of ACRT’s current and accumulated earnings and profits (calculated for tax purposes) will constitute a nontaxable return of capital rather than a dividend and will reduce the shareholders basis in his or her shares of common stock for tax purposes. To the extent that a distribution exceeds both ACRT’s current and accumulated earnings and profits and the shareholder’s basis in his or her shares, the amount of such excess will generally be treated as gain from the sale or exchange of that shareholder’s shares. ACRT annually notifies shareholders of the taxability of distributions paid during the preceding year. The following table sets forth the taxability of distributions paid in 2006 and 2005:

	2006	2005
Ordinary Income	34.66%	67.59%
15% rate gain	40.77%	12.43%
25% rate gain	24.57%	2.67%
Percent non taxable as return of capital	—%	17.31%

In 2007, all distributions are liquidating distributions and are considered a return of capital to shareholders up to the shareholder’s individual basis and everything exceeding the shareholder’s basis is considered capital gains.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data for each of the five years in the period ended December 31, 2007, which data has been derived from our audited financial statements for those years. For the year 2006, the periods shown represent the period January 1, 2006 through October 11, 2006 under the Going Concern Basis and the period October 12, 2006 through December 31, 2006 under the Liquidation Basis. The financial data for the year ended December 31, 2007 is under the Liquidation Basis. You should read the following selected financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements included in this annual report.

	As of and for the Year Ended December 31,
	2007	2006	2006	2005	2004	2003
	(Liquidation Basis)		Going Concern Basis)
	(In Thousands Except for Per Share Amounts)
Income Statement Data:
Revenues	$1,838	$1,107	$3,270	$4,380	$3,849	$3,763
Expenses	1,256	716	4,255	4,390	4,326	3,639
Operating profit (loss)	—	—	(985)	(10)	(477)	124
Equity in income of unconsolidated subsidiaries	346	134	343	1,162	1,185	814
Gain on sale of unconsolidated subsidiary	—	—	1,546	400	—	—
Minority interest in (earnings) loss of subsidiaries	(110)	15	53	58	53	100
Income from discontinued operations	—	—	3,635	450	1,014	849
Net income	—	—	4,486	1,944	1,669	1,687
Adjustments for liquidation basis of accounting	31	15,261	—	—	—	—
Net change in net assets attributable to holders of common shares	1,069	15,771	—	—	—	—
Liquidating dividends	43,524	—	—	—	—	—
Net income per common share from continuing operations-basic	—	—	0.25	0.45	0.20	0.33
Net income per common share from discontinued operations –basic	—	—	1.09	0.13	0.30	0.34
Net income per share –basic	—	—	1.34	0.58	0.50	0.67

Balance Sheet Data:
Investment in real estate	$2,200	$54,225		$41,915	$53,183	$45,945
Investment in unconsolidated subsidiaries and undivided interests	300	11,761		7,693	7,797	7,390
Total assets	7,133	78,000		53,177	65,318	58,635
Mortgages, notes payable and credit facility	—	17,526		26,395	34,625	29,529
Reserve for estimated costs during period of liquidation	4,631	13,611		—	—	—
Total liabilities	4,852	31,783		27,052	38,369	30,532
Cash distributions per common share	—	—		0.96	0.96	0.84
Weighted average shares outstanding -basic	—	—		3,348	3,348	2,518
Weighted average shares outstanding -diluted	—	—		3,954	3,954	2,518

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As of December 31, 2007, ACRT owned one property located in San Antonio, Texas leased to Sears and had one partnership interest in a Levittown, Pennsylvania property leased to Giant Food encompassing 74,514 rentable square feet. The properties are 100% leased to retail tenants. No properties were purchased in 2007 or 2006.

ACRT’s revenues and cash flows are generated from property rent receipts and reimbursements of operating costs of the properties, including real estate taxes and insurance.

Through 2012, ACRT has two leases expiring totaling 74,514 rentable square feet and which generated, adjusted for ACRT’s prorata interest, approximately $389,898 in rental revenue for the year ended December 31, 2007. The primary risks ACRT will incur in re-leasing these properties are: (1) the period of time required to find a new tenant, (2) whether rental rates will be lower than the previous lease covering the property, (3) leasing costs, if any, incurred when re-leasing the property and (4) the payment of operating costs, such as real estate taxes and insurance, while the property is vacant. ACRT will address these risks by communicating frequently with the tenant well in advance of the lease termination date to better understand the tenant’s needs and requirements and, if needed, by using local brokers in the re-leasing process. No assurance can be given that once a property becomes vacant it will subsequently be re-leased.

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

On March 12, 2007, ACRT sold its partnership interest in the Whitestone, NY partnership for $5,469,450 to its joint venture partner in the deal.

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

On November 28, 2007, ACRT sold its partnership interest in the Woodcliff Lake, New Jersey property to an unrelated third party for $830,000.

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

•	a $21,238,679 write-up of land and building to estimated fair market value and the elimination of assets held for sale which are now included in property.

•	a $8,426,806 write-up of our investments in unconsolidated subsidiaries and undivided interest to estimated fair market value.

•

a $13,610,650 liquidation reserve for costs associated with the implementation and execution of the liquidation including settlement of ACRT’s options and warrants, mortgage settlement costs, property closing costs, commissions, professional fees, contingencies and transfer taxes related to the sale of properties, and incentive fees and disposition fees due to the Advisor.

•	a $1,498,468 write-up of the minority interest to record our joint venture partners’ share of the net assets of the consolidated entities at fair value.

•	a $431,438 charge for the write-off of deferred mortgage, leasing and financing costs.

•	a $709,400 charge for the write-off of deferred rent receivables.

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

Real Estate – Held for Sale. The valuation of real estate held for sale as of December 31, 2007 is based on fair value which was determined by either current contracts for sale or estimates of sales values based on an independent appraisal of the real estate or indications of value based upon the marketplace.

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

The following table represents the reserve for estimated costs during the period of liquidation from December 31, 2006 thru December 31, 2007:

	December 31, 2006	Actual Disbursement	Change in Reserve	December 31, 2007
Dispositon fee due to advisor	$2,099,803	$(2,245,269)	$265,741	$120,275
Incentive fee due to advisor	3,306,205	—	379,729	3,685,934
Mortgage retirement costs	1,969,318	(1,547,513)	(421,805)	—
Settlement of options and warrants	3,227,152	(2,976,704)	220,922	471,370
Property sales commissions	1,308,498	(1,265,210)	22,712	66,000
Other	1,699,674	(597,655)	(814,505)	287,514

Reserve for estimated costs during period of liquidation	$13,610,650	$(8,632,351)	$(347,206)	$4,631,093

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

For the year ended December 31, 2005, ACRT incurred an impairment charge of $287,259 on the Philadelphia, Pennsylvania property leased to Barnes and Noble.

Liquidity and Capital Resources

On February 8, 2006, the board of directors approved the adoption of a Plan of Liquidation and Dissolution (the “Plan”). On October 12, 2006, ACRT’s shareholders approved the Plan. ACRT intends to sell its real estate properties on an orderly basis, to pay or provide for its liabilities and to distribute its remaining cash to its shareholders.

ACRT currently estimates that it will be able to pay its obligations pursuant to the plan of liquidation, from the continued collection of rental payments and from the sale of the properties.

ACRT has allowed its line of credit to expire as it anticipates cash from the sale of properties and the cash from the continued collection of rent from unsold properties to be more than adequate to meet its needs.

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

As of December 31, 2007, ACRT owned one property located in San Antonio, Texas leased to Sears, which was sold in February 2008, and had one partnership interest in a Levittown, Pennsylvania property leased to Giant Food.

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

In 2007, ACRT paid liquidating dividends to Class A common shareholders totaling $41,360,423, to Class B common shareholders $2,163,154 and $2,976,704 to the Stock Option Settlement Holders and Warrant Settlement Holders.

Dividends paid to Class A common shareholders were $763,577 in 2006 as ACRT suspended dividends payments in anticipation of the approval of the Plan. Dividends were $3.054 million in 2005. As a result of the Plan, stockholders may receive one or more liquidating dividends over the course of the liquidation. The amount of the dividend and the timing of the dividends will be determined by the sale of the properties.

In 2006, dividends for 2005 were declared and paid to Class B shareholders totaling $162,769. In 2005, ACRT paid to the Class B shareholder dividends totaling $280,846, of which $118,077 were declared for the year ending December 31, 2003 and $162,769 were for the year ending December 31, 2004.

Under the Plan, all future dividends will be funded by the sale of properties and the rent collected from the unsold properties. Cash flows from operations as reported in the Consolidated Statements of Cash Flows were $3.297 million and $3.364 million for 2006 and 2005, respectively.

Net cash provided by investing activities was $20.900 million in 2006 and $8.609 million in 2005. Cash used or provided in investing activities is related primarily to investments in real estate properties, investments in joint ventures or sales of same. Therefore, the fluctuation in investing activities relates primarily to the timing of investments and dispositions.

Net cash used in financing activities was $13.447 million in 2006 and $11.698 million in 2005. Cash provided by or used in financing activities during each year was primarily attributable to proceeds from equity offerings, mortgage financings, and advances under the secured credit facility. Net cash used was for repayments under the secured credit facility, dividends paid and debt service payments.

Debt Service Requirements

ACRT’s principal liquidity needs were payments of interest and principal on outstanding indebtedness. As of December 31, 2007, ACRT no longer has any outstanding indebtedness.

ACRT had purchased interest rate caps in connection with its variable rate mortgage on the Sacramento, California property. The interest rate cap was coterminous with the mortgage and its notional amount was equal to the outstanding principal balance for the mortgage on the Sacramento mortgage. The interest rate cap expired on December 31, 2007.

Lease Obligations

Since ACRT’s tenants bear all or substantially all of the cost of property operations and maintenance and repairs, ACRT does not anticipate significant need for cash for these costs. For the one remaining consolidated property, ACRT has a certain level of property operating expense responsibility. To the extent there is a vacancy in a property, ACRT would be obligated to pay for all operating expenses, including real estate taxes and insurance.

Credit Exposure

Subsequent to July 2007, there has been a tightening of credit loans by banks to borrowers. This tightening has had an adverse impact ACRT’s attempts at selling its remaining property and investment as potential buyers have encountered problems in arranging financing and have thus turned conservative in their pricing. This has resulted in a $1.405 million reduction in the fair market value of the remaining assets.

Results of Operations

	Liquidation Dec. 2007	Combined Dec. 2006	Going Concern Dec. 2005	Favorable (Unfavorable)
Selected Income Statement Data				2007-2006	2006-2005
	(Dollars in thousands)
Rental revenue	$1,302	$4,168	$4,207	$(2,866)	$(39)
Interest and other income	536	209	173	327	36
Interest expense	322	1,274	1,258	952	(16)
Depreciation and amortization expense	—	569	763	569	194
Management fees-affiliate	190	623	685	433	62
Property operating expenses	152	578	599	426	21
General and administrative	97	115	113	18	(2)
Stock based compensation	—	1,097	449	1,097	(648)
Professional expenses	418	685	485	267	(200)
Other expenses	77	30	38	(47)	8
Minority interest in earnings (loss) of subsidiaries and undivided interests	(110)	68	58	178	(10)
Equity in income of unconsolidated subsidiaries and undivided interests	346	477	1,162	(131)	(685)
Gain on sale of investment in unconsolidated subsidiary	—	1,546	400	(1,546)	1,146
Income from discontinued operations	—	3,635	450	(3,635)	3,185
Net income allocable to Class A and Class B common shareholders	—	4,996	1,944	—	3,052
Decrease (increase) in reserve for estimated costs during period of liquidation	347	(14,405)	—	—	—
Changes in Fair Value of investments in real estate	(317)	29,665	—	—	—
Changes in Net assets in Liquidation before liquidating dividends	1,069	20,257	—	—	—
Liquidating dividends	43,524	—	—	—	—

Comparison of the Combined Periods ended December 31, 2007 to Year Ended December 31, 2006

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

Rental revenue decreased by $2,866,000 due mainly to the sale of eight properties in 2007 and 2 properties in 2006.

Interest and other income increased by $327,000 due to higher cash balances on hand in 2007 and higher interest rates in money market accounts in 2007.

Interest expense decreased by $952,000 due to lower outstanding loan balances in 2007 due to sale of properties.

Depreciation and amortization expense decreased by $569,000 due to the change from Going Concern Basis to Liquidation Basis on October 12, 2006. The change resulted in the discontinuation of depreciation of ACRT’s properties effective October 12, 2006.

Management fees-affiliate expense decreased by $433,000 due to sales of properties in 2007 and 2006.

Property operating expenses decreased by $426,000 due to the sale of eight properties in 2007 and 2006.

Stock based compensation decreased by $1,097,000 due to the termination of the stock option plan and accrual of the estimated liabilities under the stock settlement plan in the reserve for estimated costs of liquidation.

Professional expenses decreased by $267,000 due to higher legal and accounting fees incurred in 2006 associated with the Proxy preparation and the Plan of Liquidation.

Other expenses increased by $47,000 due primarily to higher state taxes associated with the sale of properties.

Minority interest in earnings (loss) of subsidiaries and undivided interest decreased by $178,000 due to lower income attributable to the sale of the properties and to the minority interest’s share of the change in estimated fair market value of a property, which was sold for a lesser price in the first quarter of 2007.

Equity in income of unconsolidated subsidiaries and undivided interests decreased by $131,000 due to mainly to the sale of unconsolidated subsidiaries and undivided interests in 2007 and 2006.

Gain on sale of investment in unconsolidated subsidiary decreased $1,546,000 due to the sale of the Fort Washington, Pennsylvania property in 2006 and because, subsequent to the adoption of the Plan of Liquidation, ACRT was no longer required to report properties as discontinued operations.

Income from discontinued operations decreased by $3,635,000 due mainly to the gain on sale of the Overland Park, Kansas and Norcross, Georgia property.

The reserve for estimated costs during period of liquidation decreased by $347,000 due primarily to a $751,000 reduction in other reserves due to reclassification and lower actual incurred expenses and a $421,000 reduction in the mortgage retirement costs reserve due to lower actual incurred expenses, offset by $221,000 higher estimated amounts due for the stock option and warrant settlement agreements, $265,000 higher estimated disposition fees and $379,000 for higher estimated incentive fees due to an increase in the estimated aggregate net asset value to be distributed under the Plan of Liquidation.

The fair value of investment in real estate decreased by $317,000 primarily due to $1,969,000 of higher actual selling prices on the properties offset by a $846,000 decrease in the fair market value of the Plymouth, Indiana property and a $1,105,000 decrease in the fair value of the San Antonio, Texas property based on the current offers ACRT has received to sell the property and a $327,000 decrease in the estimated value of the Levittown, Pennsylvania investment.

Comparison of the Combined Periods ended December 31, 2006 to Year Ended December 31, 2005

Rental revenue decreased by $39,000 due mainly to lower rental revenue attributable to the Montgomeryville property.

Interest and other income increased by $36,000 due to $186,000 in higher interest income due to higher cash balances on hand in 2006 and higher interest rates on those balances offset by $150,000 in lower other income due to a fee paid for the termination of the HPI contract in 2005.

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

Inflation

ACRT’s long-term leases generally contain provisions to mitigate the adverse impact of inflation on its operating results. Such provisions include clauses entitling ACRT to receive scheduled fixed base rent increases and base rent increases based upon the consumer price index. In addition, ACRT’s leases generally require the tenants to pay operating expenses, including maintenance, real estate taxes, insurance and utilities, thereby reducing ACRT’s exposure to increases in costs and operating expenses resulting from inflation.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction, including contingent consideration, and also requires acquisition related costs to be expensed as incurred. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are both effective for periods beginning on or after December 15, 2008. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and other requirements of SFAS 160 will be applied prospectively. The adoptions of these two statements are not expected to have a material impact on ACRT’s financial position or results of operations.

Off-Balance Sheet Arrangements

Unconsolidated Real Estate Joint Ventures and Undivided Interests

ACRT had investments in various real estate joint ventures with varying structures. At December 31, 2007, ACRT had one remaining non-controlling interest in Levittown ARC, LP.

This property is financed with individual non-recourse mortgage loans. Non-recourse mortgage debt is generally defined as debt whereby the lenders’ sole recourse with respect to borrower defaults is limited to the value of the property collateralized by the mortgage. The lender generally does not have recourse against any other assets owned by the borrower or any of the members of the borrower, except for certain specified expectations listed in the particular loan documents. These exceptions generally relate to limited circumstances including breaches of material representations. ACRT invests in joint ventures with third parties to increase portfolio diversification, reduce the amount of equity invested in any one property and to increase returns on equity due to the realization of advisory fees.

Contractual Obligations

ACRT, after the sale of the 8 properties in 2007, no longer has any long term debt obligations.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ACRT’s exposure to market risk relates to its variable rate debt. At December 31, 2007, ACRT had paid off all its variable rate mortgages and no longer has exposure to market risk on variable rate debt. At December 31, 2006, ACRT had two variable rate mortgages totaling $7.976 million. These mortgages bore interest at LIBOR plus 206 basis points (7.38% on $3.968 million) and LIBOR plus 225 basis points (7.578 % on $4.008 million). Had the LIBOR rate been 100 basis points higher during 2006, ACRT’s net income would have been reduced by approximately $80,000.

ITEM 8.	Financial Statements and Supplementary Data

Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm	28

Consolidated Statement of Net Assets as of December 31, 2007 and December 31, 2006 (Liquidation Basis)	29

Consolidated Statement of Changes in Net Assets for the Year Ended December 31, 2007 and for the Period October 12, 2006 to December 31, 2006 (Liquidation Basis) and the Consolidated Statements of Income for the Period January 1, 2006 to October 11, 2006 and the Year Ended December 31, 2005(Going Concern Basis)	30

Consolidated Statements of Shareholders’ Equity for the Period January 1, 2006 to October 11, 2006 and the Year Ended December 31, 2005 (Going Concern Basis)	31

Consolidated Statements of Cash Flows for the Period January 1, 2006 to October 11, 2006 and for the Year Ended December 31, 2005 (Going Concern Basis)	32

Notes to Consolidated Financial Statements	33

Schedule III-Real Estate and Accumulated Depreciation as of December 31, 2007	47

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

ARC Corporate Realty Trust, Inc.:

We have audited the accompanying consolidated statements of net assets in liquidation of ARC Corporate Realty Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, the related consolidated statements of changes in net assets in liquidation for the year ended December 31, 2007 and for the period from October 12, 2006 to December 31, 2006, and the consolidated statements of income, stockholders’ equity, and cash flows for the period from January 1, 2006 to October 11, 2006 and for the year ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As described in Note 3 to the consolidated financial statements, the stockholders of ARC Corporate Realty Trust, Inc. approved a plan of liquidation on October 12, 2006, and the Company commenced liquidation shortly thereafter. As a result, the Company changed its basis of accounting for periods subsequent to October 12, 2006, from the going concern basis to a liquidation basis.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the net assets in liquidation of ARC Corporate Realty Trust, Inc. and subsidiaries as of December 31, 2007 and 2006, and the changes in their net assets in liquidation for the year ended December 31, 2007 and for the period from October 12, 2006 to December 31, 2006, and the results of their operations and their cash flows for the period from January 1, 2006 to October 11, 2006, and for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
March 11, 2008

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statement of Net Assets (Liquidation Basis)

As of December 31, 2007 and December 31, 2006

	2007	2006
Property and Investments:
Investment in real estate	$2,200,000	$54,224,928
Investment in unconsolidated subsidiaries and undivided interests	300,000	11,761,277

Total investment in property held for sale and investments	2,500,000	65,986,205
Cash and cash equivalents	4,546,518	11,462,671
Restricted cash	60,000	436,717
Rent receivable	—	65,970
Prepaid expenses and other assets, net	26,079	48,041

Total assets	$7,132,597	$77,999,604

Liabilities:
Mortgage notes payable	$—	$17,526,024
Due to related parties	12,434	180,245
Unearned rental revenue	—	1,462
Accounts payable and accrued expenses	208,706	464,182
Reserve for estimated costs during period of liquidation	4,631,093	13,610,650

Total liabilities	4,852,233	31,782,563
Minority interest	60,000	1,541,625

Net Assets in Liquidation (available to holders of common shares)	$2,220,364	$44,675,416

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Changes in Net Assets for the Year Ended December 31, 2007 and for the Period October 12, 2006 to December 31, 2006 (Liquidation Basis) and Consolidated Statements of Income for the Period January 1, 2006 to October 11, 2006 and the Year Ended December 31, 2005 (Going Concern Basis)

	2007 (Liquidation Basis)	2006 (Combined)		Period 10/12/06 to 12/31/06 (Liquidation Basis)		Period 1/1/06 to 10/11/06 (Going Concern)		Twelve Months Ended December 31, 2005 (Going Concern)
Net Assets in Liquidation, beginning of period	$44,675,416	$		$		$		$

Revenues:
Rental revenues	1,225,587		3,723,807		913,890		2,809,917		3,772,909
Real estate tax reimbursements	76,515		444,054		101,764		342,290		434,266
Interest and other income	536,019		209,439		91,451		117,988		172,980

Total revenues	1,838,121		4,377,300		1,107,105		3,270,195		4,380,155

Expenses:
Interest expense	322,686		1,273,490		265,133		1,008,357		1,257,566
Depreciation and amortization	—		569,263		—		569,263		762,731
Asset management fees-affiliate	189,727		623,381		123,235		500,146		684,702
Real estate taxes	92,866		447,534		104,860		342,674		441,005
Property operating expenses	58,794		130,905		23,908		106,997		158,499
General and administrative expenses	97,746		114,647		28,764		85,883		112,894
Stock based compensation	—		1,097,058		—		1,097,058		448,758
Professional fees	417,901		684,991		156,087		528,904		485,632
Loss on interest rate cap	2,821		3,965		1,065		2,900		4,103
State and local taxes	73,761		25,857		13,352		12,505		34,557

Total expenses	1,256,302		4,971,091		716,404		4,254,687		4,390,447

	581,819		(593,791)		390,701		(984,492)		(10,292)
Minority interests in loss (earnings) from subsidiaries	110,360		(68,109)		(14,640)		(53,469)		(58,365)
Equity in income of unconsolidated subsidiaries and undivided interests	345,776		476,768		134,188		342,580		1,162,243
Gain on sale of investment in unconsolidated subsidiary	—		1,546,204		—		1,546,204		400,000

Income from continuing operations			1,361,072		510,249		850,823		1,493,586
Income from discontinued operations			3,634,685		—		3,634,685		450,291

Net income allocable to Class A and Class B common shareholders			4,995,757		510,249		$4,485,508		$1,943,877

Decrease (increase) in reserve for estimated costs during period of liquidation	347,206		(14,404,968)		(14,404,968)
Change in fair value of investment in real estate	(316,636)		29,665,486		29,665,486
Liquidating dividends	(43,523,577)		—		—

Changes in net assets in liquidation	(42,455,052)		$20,256,275		$15,770,767

Net assets in liquidation, end of period	$2,220,364

Basic:
Net income (loss) per share from continuing operations							$0.25		$0.45
Net income (loss) per share from discontinued operations							1.09		0.13

Net income (loss) per share							$1.34		$0.58

Diluted:
Net income (loss) income per share from continuing operations							$0.21		$0.38
Net income (loss) per share from discontinued operations							0.92		0.11

Net income (loss) per share							$1.13		$0.49

Weighted average shares outstanding-basic							3,348,000		3,348,000
Weighted average shares outstanding-diluted							3,954,000		3,954,000

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Shareholders' Equity for the Period January 1, 2006 to October 11, 2006

and for the Year Ended December 31, 2005 (Going Concern Basis)

	Class A Common Shares	Class B Common Shares	Additional Paid-in Capital	Deferred Compensation Plans	Distributions in Excess of Net Income	Total Shareholders' Equity
Balance, January 1, 2005	3,182	166	32,106,429	299,172	(5,491,083)	26,917,866
Amortization of stock based compensation	—	—	—	448,758	—	448,758
Net income	—	—	—	—	1,943,877	1,943,877
Dividends	—	—	—	—	(3,217,077)	(3,217,077)

Balance, December 31, 2005	3,182	166	32,106,429	747,930	(6,764,283)	26,093,424
Increase in deferred compensation, net	—	—	—	1,097,058	—	1,097,058
Net income	—	—	—	—	4,485,508	4,485,508
Dividends	—	—	—	—	(926,353)	(926,353)

Balance, October 11, 2006	$3,182	$166	$32,106,429	$1,844,988	$(3,205,128)	$30,749,637

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

Consolidated Statements of Cash Flows

For the Period January 1, 2006 to October 11, 2006 and Year Ended December 31, 2005 (Going Concern Basis)

	Period 1/1/06 to 10/11/06 (Going Concern Basis)	2005 (Going Concern Basis)
Cash Flows from Operating Activities:
Net income/Net change in net assets	$4,485,508	$1,943,877
Adjustments to reconcile net income/net change in net assets to net cash provided by operating activities
Adjustments for liquidation basis of accounting	—	—
Depreciation and amortization	686,502	1,100,835
Write off of deferred financing costs	20,952	141,376
Amortization of stock based compensation	1,097,058	448,758
Amortization of acquired unfavorable lease	—	(139,772)
Minority interest in earnings of subsidiaries	3,615,069	224,611
Impairment charge on disposed property	—	287,259
Gain on sale of properties	(6,629,366)	—
Gain on sale of investment in unconsolidated subsidiary	(1,546,204)	(400,000)
Write off TMD minority interest	—	26,648
Loss on interest rate cap	2,900	16,364
Equity in income of unconsolidated subsidiaries and undivided interests	(342,580)	(1,162,243)
Distributions from unconsolidated subsidiaries and undivided interests	735,326	1,266,449
(Increase) decrease in assets:
Restricted cash	85,579	(93,672)
Rent receivable	(6,079)	41,779
Deferred rent receivable	489,294	(68,539)
Prepaid expenses and other assets, net	(51,669)	1,451
Increase (decrease) in liabilities:
Due to related parties	95,453	—
Accounts payable and accrued expenses	(177,572)	(271,292)
Unearned rent revenue	285,846	—

Net cash provided by operating activities	2,846,017	3,363,889

Cash Flows from Investing Activities:
Proceeds from the sale of unconsolidated subsidiary	2,351,980	400,000
Net proceeds from sale of property	15,367,141	7,362,720
Payoff of notes receivable	20,940	800,000
Principal payments in notes receivable-tenants	—	46,685

Net cash provided by (used in) investing activities	17,740,061	8,609,405

Cash Flows from Financing Activities:
Mortgage notes principal amortization	(538,500)	(765,144)
Payoff of principal on mortgage note	(9,816,267)	(5,217,712)
Borrowings under mortgage notes payable	1,600,000	—
Lines of credit, net	—	(2,247,613)
Deferred financing and other fees	(32,677)	—
Distributions to minority interest owners	(3,609,322)	(250,159)
Class A and B dividends paid	(763,577)	(3,217,077)

Net cash (used in) provided by financing activities	(13,160,343)	(11,697,705)

Change in cash and cash equivalents	7,425,735	275,589
Cash and cash equivalents, beginning of period	711,853	436,264

Cash and cash equivalents, end of period	$8,137,588	$711,853

Supplement Disclosure of Cash Flow Information:
Cash payments for interest	$1,518,035	$2,208,793

The accompanying notes to consolidated financial statements are an integral part of these statements.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

1.	GENERAL

ARC Corporate Realty Trust, Inc. and subsidiaries (“ACRT”) is a corporation which was formed under the laws of the State of Maryland on June 25, 1993. ACRT operates in a manner intended to enable it to qualify as a real estate investment trust (“REIT”) under Sections 856-860 of the Internal Revenue Code (the “Code”). ACRT is managed by ARC Capital Advisors L.P. (“Advisor”), which performs services for ACRT pursuant to the advisory agreement (the “Advisory Agreement”) (Note 6). ACRT was formed to purchase geographically diverse credit lease properties which are general purpose retail, office and industrial properties each 100% leased to one or more creditworthy tenants under a long term lease that generally requires tenants to pay most or all of the operating costs of the property including real estate taxes and insurance.

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

DECEMBER 31, 2007 AND 2006

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

On March 12, 2007, ACRT sold its partnership interest the Whitestone, NY partnership for $5,469,450 to its joint venture partner in the deal.

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

On November 28, 2007, ACRT sold its partnership interest in the Woodcliff Lake, New Jersey property to an unrelated third party for $830,000.

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

On October 12, 2006, with the approval of the Plan by ACRT’s shareholders, ACRT’s properties were adjusted to their estimated fair value. The valuation of real estate held for sale as of December 31, 2007 is based on fair value which was determined by either current contracts for sale and estimates of sales values based on an independent appraisal of the real estate and indications of value based upon the marketplace.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

d.	Reserve for Estimated Costs during Period of Liquidation – Under the liquidation basis of accounting, ACRT is required to estimate and accrue the costs associated with implementing the Plan. These amounts can vary significantly due to, among other factors, the timing and amounts associated with the discharging of known and contingent liabilities and costs associated with the cessation of operations. The costs are estimated and are expected to be paid over the liquidation period (see Note 3 on Liquidation Basis of Accounting).

e.	Purchase Accounting for the Acquisition of Real Estate – In accordance with SFAS No. 141, commencing with properties acquired after June 30, 2002 through October 12, 2006, the fair value of real estate acquired was allocated to the acquired tangible assets, consisting of land and building and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their fair values. The fair value of the tangible assets of an acquired property (which includes land and building) was determined by valuing the property as if it were vacant, and the “as-if vacant” value was then allocated to land and building based on management’s determination of relative fair values of these assets. Factors considered by management in performing these analyses included an estimate of carrying costs during the expected lease up periods considering current market conditions and costs to execute similar leases. In estimating carrying costs, management included real estate taxes, insurance and other operating expenses and estimates of lost rental revenues during expected lease up periods based on current market demand. Management also estimated costs to execute similar leases including leasing commissions.

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

The following presents the operating results for the properties sold for the applicable periods:

	For the Period January 1, 2006 to October 11, 2006	Year Ended December 31, 2005
Revenues	$1,276,236	$3,055,757
Expenses	(709,316)	(2,439,220)
Gain on sale of property	6,629,366	—
Minority interest	(3,561,601)	(166,246)

Income from discontinued operations	$3,634,685	$450,291

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

ACRT has not prepared a statement of cash flows for 2007 as it is not required under the liquidation basis of accounting.

h.	Rent Receivable – ACRT continuously monitors collections from its tenants and makes a provision for estimated losses based upon historical experience and any specific tenant collection issues that ACRT has identified.

i.	Amortization – Prior to the adoption of the Plan, deferred financing and other fees were amortized using the straight-line method over the life of the related mortgage or line of credit. Deferred leasing costs were amortized using the straight-line method over the life of the related lease. Capitalized costs related to ACRT’s equity investments were amortized over the estimated useful life of the underlying real estate assets.

On October 12, 2006 with the approval of the Plan by the ACRT’s shareholders, all deferred costs were written-off.

j.	Income Taxes – ACRT operates in a manner intended to enable it to qualify as a REIT under Sections 856-860 of the Code. Under these sections, a real estate investment trust which distributes at least 90% of its real estate investment trust taxable income to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. ACRT pays state taxes, which are not significant.

k.	Revenue Recognition – Prior to the adoption of the Plan, rental revenue from tenant operating leases which provide for scheduled rental increases were recognized on a straight-line basis over the term of the respective leases.

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The following is a reconciliation of the denominator of the basic and diluted weighted average number of common shares outstanding.

	For the Period January 1 to October 11, 2006	Year Ended December 31, 2005
	(in thousands)
Total weighted average Class A common shares	3,182	3,182
Total weighted average Class B common shares	166	166

Weighted average number of common shares used in calculation of basic earnings per share	3,348	3,348
Shares issuable on exercise of warrants	104	104
Shares issuable upon exercise of stock options (15% of outstanding common shares)	502	502

Weighted average number of common shares used in calculation of diluted earnings per share	3,954	3,954

n.	Recent Accounting Pronouncements – In December 2004, the FASB issued SFAS No. 123R “Accounting for Stock-Based Compensation.” The statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees.” The statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The statement is effective as of the beginning of the first quarter of 2006. The adoption of this pronouncement did not have a material impact on ACRT’s consolidated financial position or results of operations.

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

DECEMBER 31, 2007 AND 2006

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 141(R) will significantly change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS 141(R) requires the acquiring entity in a business combination to recognize all the assets acquired and liabilities assumed in the transaction, including contingent consideration, and also requires acquisition related costs to be expensed as incurred. SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS 141(R) and SFAS 160 are both effective for periods beginning on or after December 15, 2008. SFAS 141(R) will be applied prospectively. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests and other requirements of SFAS 160 will be applied prospectively. The adoptions of these two statements are not expected to have a material impact on the Company’s financial position or results of operations.

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

Accordingly, ACRT recognizes compensation expense ratably over the vesting period for variable stock awards previously granted under the plan. For the period from January 1, 2006 to October 11, 2006 and for the year ended December 31, 2005, ACRT recognized stock based compensation expense totaling $1,097,058 and $448,758, respectively.

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

DECEMBER 31, 2007 AND 2006

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

ACRT has adopted the liquidation basis of accounting for all periods subsequent to October 12, 2006, the date on which the shareholders approved the Plan. Accordingly, on October 12, 2006, the assets were adjusted to their estimated fair value and the liabilities, including estimated costs associated with implementing the Plan, were adjusted to their estimated settlement amounts. All non monetary assets such as deferred rent receivable, deferred financing fees and deferred leasing costs were written off. The minority interest in ACRT’s Overland Park, Kansas and Wichita, Kansas properties were adjusted to reflect the minority interest at its settlement value based upon the valuation of the related assets and liabilities.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

•	a $21,238,679 write-up of land and building to estimated fair market value and the elimination of assets held for sale which are now included in property.

•	a $8,426,806 write-up of our investments in unconsolidated subsidiaries and undivided interest to estimated fair market value.

•

a $13,610,650 liquidation reserve for costs associated with the implementation and execution of the liquidation including settlement of ACRT’s options and warrants, mortgage settlement costs, property closing costs, commissions, professional fees, contingencies and transfer taxes related to the sale of properties, and incentive fees and disposition fees due to the Advisor.

•	a $1,498,468 write-up of the minority interest to record our joint venture partners’ share of the net assets of the consolidated entities at fair value.

•	a $431,438 charge for the write-off of deferred mortgage, leasing and financing costs.

•	a $709,400 charge for the write-off of deferred rent receivables.

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

The following table represents the reserve for estimated costs during the period of liquidation from December 31, 2006 thru December 31, 2007:

	December 31, 2006	Actual Disbursement	Change in Reserve	December 31, 2007
Disposition fee due to advisor	$2,099,803	$(2,245,269)	$265,741	$120,275
Incentive fee due to advisor	3,306,205	—	379,729	3,685,934
Mortgage retirement costs	1,969,318	(1,547,513)	(421,805)	—
Settlement of options and warrants	3,227,152	(2,976,704)	220,922	471,370
Property sales commissions	1,308,498	(1,265,210)	22,712	66,000
Other	1,699,674	(597,655)	(814,505)	287,514

Reserve for estimated costs during period of liquidation	$13,610,650	$(8,632,351)	$(347,206)	$4,631,093

On January 31, 2007, ACRT made a liquidation distribution of $2.00 per share to shareholders of record on December 31, 2006, totaling $6,695,934.

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

On August 31, 2007, ACRT made a liquidation distribution totaling $2.02 per share to Class A shareholders of record on July 31, 2007 totaling $6,426,773 and also made a distribution to stock option settlement holders and warrant settlement holders of $2.02 per share, totaling $1,218,949 and $211,666, respectively. On November 27, 2007 ACRT made a liquidating distribution to Class B shareholders of $2.02 per share, totaling $336,122.

4.	PROPERTIES AND PROPERTY INVESTMENTS

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

On March 14, 2007, the Sacramento, California property leased to Sports Authority was sold for $8,250,000 to an unrelated third party.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

On August 2, 2007, the property located in Plymouth, Indiana leased to United Technologies Inc. was sold to an unrelated third party for $3,450,000.

As of December 31, 2007, ACRT owned one property located in San Antonio, Texas leased to Sears. This property was sold on February 14, 2008 to an unrelated third party for $2,200,000

During 2007, ACRT recorded a net charge of $316,636 for changes in its estimate fair value of real estate investments, which is summarized as follow:

Increase (decrease)
Wichita, KS	$(372,054)
Charlotte, NC	386,637
Montgomeryville, PA	1,266,287
Lilburne, GA	(217,466)
Marietta, GA	330,434
Memphis, TN	(8,231)
Sacramento, CA	290,908
Plymouth, IN	(895,996)
San Antonio, TX	(1,105,447)
Rochelle Park, NJ	342,718
Woodcliff Lake, NJ	(7,085)
Levittown, PA	(327,341)

Total	$(316,636)

5.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES AND UNDIVIDED INTERESTS

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

ACRT’s investment in unconsolidated subsidiaries and undivided interest is as follows:

	% Interest	December 31,
		2007	2006
Triangle Plaza II, LLC (Triangle)	40%	$—	$5,469,540
Levittown ARC LP (Levittown)	20%	300,000	627,341
Rochelle Park ACRT, LLC (Rochelle)	51%	—	4,828,539
ARC International Fund II, LP (ARC International)	11.2%	—	835,857

Total		$300,000	$11,761,277

ACRT’s equity in income (loss) of unconsolidated subsidiaries and undivided interests is as follows:

		2007	2006	2005
Triangle Plaza II, LLC (Triangle)	40%	$15,000	$(18,027)	$476,389
Levittown ARC LP (Levittown)	20%	18,000	1,912	(2,477)
Rochelle Park ACRT, LLC (Rochelle)	51%	204,000	152,484	293,287
Paramus ACRT, LLC (Paramus)	40%	—	247,808	206,742
ARC International Fund II, LP (ARC International)	11.2%	108,776	45,188	57,561
Fort Washington Fitness, LP (Fort Washington)	50%	—	47,403	130,741

Total		$345,776	$476,768	$1,162,243

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

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

In March 2005, ACRT brought suit against its joint venture partner regarding the exercise of a right of first refusal on the purchase of ACRT’s interest in Triangle. On October 5, 2006, the New York Supreme Court ruled that ACRT must sell its Triangle investment for $5.4 million and required ACRT to return a distribution it received in 2005 of $340,869 with accrued interest of approximately $43,000. As a result of the October 5, 2006 court ruling, ACRT will not receive its share of earnings from Triangle in 2006 and has ceased accounting for Triangle on the equity method. On January 25, 2007, ACRT and its joint venture partner reached an agreement. Under this agreement ACRT, on March 12, 2007, sold its partnership interest in the New York property for $5.469 million to its joint venture partner and ACRT retained all distributions received in 2005.

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

ARC International

On November 28, 2007, ACRT sold its partnership interest in the Woodcliff Lake, New Jersey property leased to the Great Atlantic and Pacific Tea Company to an unrelated third party for $830,000.

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

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

ACRT incurred asset management fees of $189,727, $623,381 and $684,702 for the years ended December 31, 2007, 2006 and 2005, respectively. Unpaid asset management fees included in due to related parties on the consolidated statements of net assets and consolidated balance sheets were $12,434 and $180,245 as of December 31, 2007 and 2006, respectively.

On March 5, 2007, ACRT incurred disposition fees totaling $1,121,158 on the sale of the Charlotte, North Carolina property, the Montgomeryville, Pennsylvania property, the Memphis, Tennessee property, the Lilburne and Marietta Georgia properties and the Wichita, Kansas property. On March 12, 2007, ACRT incurred a disposition fee totaling $454,871 on the sale of its partnership interest in the property located in New York City, New York. On March 14, 2007, ACRT incurred a disposition fee totaling $247,500 on the sale of the property located in Sacramento, California. On May 17, 2007, ACRT incurred a disposition fee totaling $318,240 on sale of the Rochelle Park, New Jersey property. On August 2, 2007, ACRT incurred a disposition fee totaling $103,500 on the sale of the Plymouth, Indiana property. On May 23, 2006, June 15, 2006, October 6, 2006 and October 25, 2006, ACRT incurred disposition fees in the amount of $148,020, $203,796, $68,100 and $273,644 on the sales of the Fort Washington, Pennsylvania investment, the Overland Park, Kansas property, the Norcross, Georgia property and the Paramus, New Jersey investment, respectively. The disposition fee is generally equal to 3% of the contract sales price of each portfolio property, provided that only 50% of the disposition fee will be paid if the property is sold at a loss, pursuant to the Advisory Agreement. The estimated accrued disposition fees included in reserves for estimated costs during the period of liquidation on the Consolidated Statements of Net Assets as of December 31, 2007 and 2006 is $120,275 and $2,099,803, respectively

ACRT has also agreed to pay the Advisor incentive compensation in the amount of 25% of amounts distributed to ACRT’s stockholders after the stockholders have received distributions equal to the amount of their initial investment in shares of Common Stock plus the preferred return of 8%. The accrued incentive fee included in reserve for estimated costs during period of liquidation on the Consolidated Statement of Net Assets as of December 31, 2007 and 2006 is approximately $3.686 million and $3.306 million, respectively.

7.	LEASES

ACRT is entitled to certain rentals relating to the properties it owns. In addition to the base rent, the tenants are generally required to pay all operating costs related to the properties. Future minimum annual base rentals due under the non-cancelable operating leases in effect as of December 31, 2007, are as follows:

2008	$323,492
2009	323,492
2010	242,616
2011	—
2012	—
Thereafter	—

$889,600

ACRT seeks to reduce its operating and leasing risks through diversification achieved by geographic distribution of its properties, tenant industry diversification, avoiding dependency on a single property and the creditworthiness of its tenants. For the years ended December 31, 2007, 2006 and 2005 the following tenants accounted for greater than 10% of rental revenues:

	2007	2006	2005
Sports Authority	13.1%	18.0%	14.1%
Bed, Bath and Beyond	—	—	11.3
United Technologies	18.3	—	—
CaroMont Medical	—	12.7	10.1
Sears	27.8	—	—
A.C. Moore	—	10.0	10.0
OfficeMax	—	11.1	—

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

8.	MORTGAGES PAYABLE

ACRT had fixed rate mortgages totaling $9,549,718 at December 31, 2006. On March 5, 2007, the fixed rate mortgage totaling $4,055,938 on the Lilburne, Georgia property was repaid. On March 31, 2007, the fixed rate mortgage totaling $4,021,196 on the Wichita, Kansas property was repaid. On August 2, 2007, the fixed rate mortgage totaling $1,293,045 on the Plymouth, Indiana property was repaid.

ACRT has variable rate mortgages totaling $7,976,306 at December 31, 2006. On March 5, 2007, the variable rate mortgage totaling $3,991,667 on the Caromont, North Carolina property was repaid. On March 14, 2007, the variable rate mortgage totaling $3,931,987 on the Sacramento, California property was repaid.

During the year ended December 31, 2007, ACRT incurred $1,547,513 of mortgage retirement costs.

On January 15, 2003, in connection with ACRT’s variable rate mortgage totaling $4,414,500, ACRT entered into an interest rate cap agreement with a third party. The cap is coterminous with the mortgage loan and its notional amount equals the outstanding principal balance on the mortgage loan. The cap agreement was entered into as part of ACRT’s management of interest rate exposure and effectively limits the amount of interest rate risk that may be taken on its variable rate mortgage. In accordance with SFAS No. 133, the interest rate cap is reflected at its fair value. The interest rate cap expired on December 31, 2007. The carrying amount of the interest rate cap, included in prepaid expenses and other assets, was reported as an asset of $2,821 as of December 31, 2006 based on information supplied by the counter party to the cap contract, and the change in the fair value of the interest rate cap of $2,821, $3,965 and $4,103 has been recorded as a loss, and included in loss on interest rate cap, net, on the accompanying consolidated statement of changes in net assets for the years ended December 31, 2007 and 2006 and the consolidated statements of income for the year ended December 31, 2005, respectively.

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

Compensation expense was calculated through December 31, 2005 using a market price of $12.00 based on ACRT’s last stock offering which expired on December 31, 2003, and the option price of $8.50 per option. The compensation expense calculation was adjusted in the first quarter of 2006 to reflect the current projected liquidation values on the shares of $13.50 a share. For the years ended December 31, 2006 and 2005, ACRT recognized stock based compensation expense totaling $1,097,058 and $448,758, respectively.

In connection with the adoption of the Plan, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. For the year ended December 31,2007, ACRT had paid dividends totaling $2,976,704 under the Stock Option and Warrant Settlement Agreements. As of December 31, 2007 and 2006, the obligation under the warrant and stock option settlement agreements amounted to $471,370 and $3,227,152, respectively, and is included in reserve for estimated costs during the period of liquidation.

10.	DIVIDENDS TO SHAREHOLDERS

ACRT paid cash dividends to Class A shareholders of $41,360,423, $763,577, $3,054,308 in 2007, 2006 and 2005, respectively.

ARC CORPORATE REALTY TRUST, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007 AND 2006

	2007	2006	2005
Total dividends per share	$13.00	$0.24	$0.96
Ordinary income	—	34.66%	67.59%
15% rate gain	—	40.77%	12.43%
25% rate gain	—	24.57%	2.67%
Percent non-taxable as return of capital	100%	—	17.31%

	100.00%	100.00%	100.00%

In 2005, ACRT approved dividends to the holders of Class B common stock for the year ending 2004 totaling $162,769. These dividends were paid on April 25, 2005.

On February 8, 2006, the board of directors declared dividends to holders of Class B common stock for 2005 totaling $162,776. These dividends were paid on November 29, 2006.

In 2007, ACRT approved and paid dividends to the holders of Class B common stock for the year totaling $2,163,154.

11.	UNAUDITED QUARTERLY FINANCIAL DATA

	2007
	3/31/07	6/30/07	9/30/07	12/31/07
	(dollars in thousands, except per share data)
Revenues(1)	$988	$411	$253	$186

	2006 (3)
	3/31/06	6/30/06	9/30/06	12/31/06
	(dollars in thousands, except per share data)
Revenues(1)	$1,014	$1,060	$1,075	$1,228
Net income allocable to common shareholders	(175)	4,755	(392)	808
Net income allocable to common shareholders per share:
Basic(2)	$(0.05)	$1.37	$(0.12)	$.19

Diluted(2)	$(0.05)	$1.13	$(0.12)	$.17

(1)	All periods have been adjusted to reflect the impact of properties classified as held for sale, which are reflected in discontinued operations in the consolidated statements of income.
(2)	The sum of the quarterly income per common share amounts may not equal the full year amounts primarily because the computations of the weighted average number of common shares outstanding for each quarter and the full year are made independently.
(3)	The 2006 Quarterly Financial Data represents income before adjustments for liquidation basis.

12.	SUBSEQUENT EVENTS

On February 14, 2008, the San Antonio, Texas property leased to Sears was sold to an unrelated third party for $2,200,000.

REAL ESTATE AND ACCUMULATED DEPRECIATION

SCHEDULE III (000’S OMITTED)

DECEMBER 31, 2007

Gross Amount at which carried at end of year (A)

Description	Location	Encumbrances	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Date Constructed	Useful Life Used to Compute Depreciation
Retail	San Antonio, TX	—	1,256	2,049	3,305	—	1995	1995	NA
	Fair Market Value Adjustment	—	(420)	(685)	(1,105)	—

		$—	$836	$1,364	$2,200	$—

(A)	The initial costs include the purchase price paid by ACRT and acquisition fees and expenses.

	December 31,
	2007	2006	2005
Reconciliation of Real Estate Owned:
Balance at the beginning of period	$54,225	$49,065	$59,584
Additions during the period	—	—	—
Properties sold during the period	(50,074)	(9,929)	(10,519)
Accumulated depreciation netted against real estate	—	(6,150)	—
Fair market value adjustment	(1,951)	21,239	—

Balance at end of the period	$2,200	$54,225	$49,065

Reconciliation of Accumulated Depreciation:
Balance at the beginning of period	$—	$7,151	$6,401
Depreciation expense	—	576	934
Accumulated depreciation of property sold during the period	—	(1,577)	(184)
Accumulated depreciation eliminated on change to liquidation basis of accounting	—	(6,150)	—

Balance at end of the period	$—	$—	$7,151

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of ACRT’s “disclosure controls and procedures” (as defined in rule 13a-15 (e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of ACRT’s management, including its Chief Executive Officer and its Chief Financial Officer. Based upon this evaluation, ACRT’s Chief Executive Officer and its Chief Financial Officer have concluded that ACRT’s disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by ACRT in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by ACRT in reports filed or submitted under the Exchange Act is accumulated and communicated to ACRT’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

This annual report does not include an attestation report of ACRT’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by ACRT’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit ACRT to provide only management’s report in this annual report.

Changes in Internal Controls

There have been no significant changes in ACRT’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that occurred during the period covered by this annual report on form 10-K that has materially affected or is reasonably likely to materially affect ACRT’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS OF REGISTRANT AND CORPORATE GOVERNANCE

As of December 31, 2007, ACRT has seven Directors, five of whom are Independent Directors. The Directors and executive officers of ACRT are as follows:

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

Robert J. Ambrosi, 57, is Chairman, President and a Class III Director of ACRT, and President and founder of ARC Properties, Inc., an affiliate of the Advisor. Mr. Ambrosi has more than 25 years of experience in the acquisition, development and management of real estate projects internationally. He began his real estate career as a real estate investment analyst for the Mutual Life Insurance Company of New York. From 1976 to 1978, he was Vice President of Marcil Properties, Inc. a Canadian-based investment company which concentrated on the acquisition of U.S. real estate on behalf of foreign-based investors. Mr. Ambrosi is also the co-founder and President of Tibor Pivko + Company, a real estate company which acts as an advisor to foreign-based investors and has activities in the United States, Europe and the Middle East, and has acted as managing principal in more than 50 separate real estate entities. Mr. Ambrosi is also President and owner of ARC Financial Services, Inc., which is a member of the NASD. Mr. Ambrosi has a Bachelor of Science degree in Engineering from the New Jersey Institute of Technology, a Masters degree in Finance from Rutgers University and a Senior Certificate in Real Estate from New York University.

James M. Steuterman, 51, is a Class III Director of ACRT and is a Senior Vice President of Toll Brothers Realty Trust (“Toll”), a commercial development and management firm specializing in retail, multi-family and office development. Mr. Steuterman joined Toll in 2002. Toll Brothers Realty Trust is an affiliate of Toll Brothers, Inc. (NYSE: TOL), a Fortune 1000 company and the nation’s leading builder of luxury homes. Prior to joining Toll, Mr. Steuterman was the Chief Operating Officer of New Plan Excel Realty Trust (“New Plan”), a publicly traded real estate company with a national portfolio of property investments exceeding $3.0 billion. In addition, Mr. Steuterman was a member of New Plan’s Board of Directors and its Investment Committee. Prior to 1984, Mr. Steuterman worked with Schnuck Markets, Inc., a regional grocery chain, and Baur Properties, a developer of suburban office parks and warehouse space. Mr. Steuterman holds a Business degree from the University of Missouri and is an active member of the International Council of Shopping Centers and National Association of Real Estate Investment Trusts.

Richard G. Kelley, 76, is a Class II Director of ACRT and the former Chairman, Chief Executive Officer, and Director of Citizens First National Bank. Mr. Kelley has more than 35 years of banking experience and has been Chairman, President, Chief Executive Officer, and Director of three commercial banks. He was president of the American Institute of Banking and was also a presidential appointment as a full-time consultant for the U.S. Department of Commerce in Washington, D.C., and appointed by the Governor as a member of the State of New Jersey Banking Advisory Committee. Mr. Kelley attended the Rutgers University Stonier Graduate School of Banking where he was president of his class, and subsequently, a faculty member and member of the Board of Regents. He has a Bachelor of Science degree in Management and a Juris Doctorate in Law from Quinnipiac University where he is currently trustee, member of the Executive Committee and Chairman of the Academic Affairs Committee.

Garrett E. Sheehan, 59, is a Class II Director of ACRT, and is presently Managing Director of Sentinel Real Estate Investment Corporation, a real estate advisory and investment management firm. Prior to joining Sentinel in 1999, he was a Managing Director of Jones Lang Wootton, an international real estate services and advisory firm. In his ten years at Jones Lang Wootton, he was a broker/dealer affiliate, and a partner in its national Investment Sale and Finance Group. Prior to joining Jones Lang Wootton, he was a Vice President of the Pivko Group and a Commercial Loan and Acquisition Officer for Travelers Insurance in its Real Estate Investment Department. He received a Bachelor of Arts degree from Trinity College in Hartford, Connecticut and a graduate degree from Oxford University in England.

Mervin H. Goldman, CPA, 80 retired, is a Class I Director of ACRT and was formerly a Senior Partner in, and founder of, the accounting firm of Dorfman, Goldman, Stobezki & Goldman, P.A. Mr. Goldman founded Dorfman & Goldman in 1974 and has over 20 years of experience in public accounting and financial planning. Prior to 1974, Mr. Goldman held positions of Vice President of Finance and Operations and Treasurer for firms in the textile industry. In 1994, Mr. Goldman was appointed to the Advisory Board of Valley National Bank, in Wayne, New Jersey. Mr. Goldman received a Bachelor of Science degree in Accounting from New York University. In addition to being a Certified Public Accountant, he is also a member of the New Jersey CPA Society and the American Institute of Certified Public Accountants.

Dietmar Georg, 53, is a Class I Director and is a Managing Director and Principal of GLL Real Estate Partners (“GLL”), an international real estate advisory and management firm which he formed with majority shareholders Lend Lease (London) and Assicurazioni Generali. Prior to forming GLL, Mr. Georg was a Managing Director of HVB Capital Markets, Inc. (“HVBCM”), the New York-based U.S. investment banking subsidiary of Munich-based HypoVereinsbank, Germany’s second largest bank and Europe’s largest real estate lender. He also serves as chief executive of entities investing in retail and office properties. Mr. Georg is a frequent speaker at real estate conferences both in Germany and in the U.S. and has authored several articles in real estate, finance and business publications. Mr. Georg has earned dual masters degrees in Business Administration, University of Giessen, and in Economics, Kansas State University, Manhattan, Kansas.

Marc Perel, CPA, 54, is a Class II Director and Executive Vice President of ACRT and has been Senior Vice President of ARC Properties, Inc. since 1985. From 1984 to 1985, Mr. Perel was employed by Secured Properties, Inc., a real estate investment company. From 1977 to 1984, Mr. Perel was with Zimmerman & Co., a certified public accounting firm, where he became head of the firm’s real estate department in 1980 and a partner in 1984. During that period, he was responsible for due diligence, property audits, investor reporting, tax planning and investment analysis. In addition to his accounting experience, Mr. Perel has experience in and continues to be involved with real estate development and property management. Mr. Perel has a Bachelor of Science degree in Accounting from Long Island University and is a Certified Public Accountant.

Claudia Graff, 59, is Vice President of ACRT and Vice President of ARC Properties, Inc., since 1985 and has more than 17 years of experience in the acquisition and analysis of credit lease properties. Ms. Graff is currently responsible for the screening of properties submitted to ACRT and the coordination of market research and valuation data. Prior to her involvement in the real estate business, Ms. Graff was an office and systems administrator for the Security Mutual Life Insurance Company in Kearney, Nebraska.

Bruce Nelson, CPA, 53, is the Chief Financial Officer of ACRT and Controller of ARC Properties, Inc. Mr. Nelson, who is a Certified Public Accountant, holds a Bachelor of Science degree in Accounting from William Paterson College of New Jersey and a Masters degree in Business Administration and Finance from Fairleigh Dickinson University. Prior to joining ACRT in 1996, Mr. Nelson held a variety of financial and accounting positions, most recently as Controller and Treasurer for the Cirkus Real Estate Group, one of the largest real estate developers and property managers in New Jersey. Prior to that, Mr. Nelson was the Corporate Accounting Manager for Becton, Dickinson & Co., a Fortune 500 company. Mr. Nelson is responsible for all accounting operations of ACRT.

Joseph M. Morena, 54, is Treasurer of ACRT. Prior to joining ACRT in 1996, Mr. Morena was Vice President and Chief Financial Officer of Tel-Save Holdings Inc., a publicly traded telecommunications company. From 1980 to 1993, Mr. Morena was Vice President and Treasurer of Air & Water Technologies Inc., a publicly traded international engineering and construction company. Mr. Morena has substantial experience in corporate finance, including capital raising in the public IPO market, bank loan, public bond and private placement markets. Mr. Morena also has significant business management experience in the area of financial statement preparation and control, as well as communication of financial performance to institutional investors. Mr. Morena is a graduate of New York University from which he received BS and MBA degrees in Banking and Finance.

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

Based solely on our review of the copies of these forms, we believe that during the year ended December 31, 2007, all directors and executive officers of ACRT made all necessary filings.

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

•	Disposition fees equal to 3% of the contract sales price of the property being sold; with the provision that only 50% of the disposition fee will be paid if the property is sold at a loss.

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

1997 Stock Option Plan

In March 1997, the Board of Directors adopted, and the shareholders of ACRT approved, ACRT’s 1997 Stock Option Plan under which an aggregate of 750,000 shares of all classes of Common Stock were reserved for issuance. Shares issued under the Option Plan can be of Class A, Class B or Class C Common Stock. The Option Plan was intended to qualify as an “incentive stock option” plan under Section 422 of the Code. Both incentive stock options and non-qualified stock options may be awarded under the Option Plan. Awards under the Option Plan may be granted to officers, employees, consultants and advisors of ACRT and its subsidiaries. Administration of the Option Plan was vested in the Compensation Committee, which had the authority to interpret the Option Plan, select the persons to whom grants were to be made, designate the number of shares to be covered by each grant, and determine the time or times and the manner in which each option would be exercisable and the duration of the exercise period.

Except for grants to 10% shareholders of ACRT, the maximum term of options granted under the Option Plan was 10 years. Provisions are made for the exercise of options upon the death, disability or termination of employment by the optionee.

With respect to options which were incentive stock options, and except with respect to 10% shareholders, the exercise price per share of common stock that may be purchased under the stock option may be determined by the Compensation Committee at the time of grant but may not be less than the fair market value on the date of grant for an incentive stock option. The exercise price per share for grants of non-qualified stock options to non-10% shareholders cannot be less than the par value of the shares of stock underlying the option.

If an optionee, at the time the option is granted, owns 10% or more of the total combined voting power of all classes of stock of ACRT or any subsidiary, the option price of an incentive option must be at least 110% of the fair market value of the stock (determined at the time of grant) subject to the option and any such option would only be exercisable for five years from the date of grant.

On January 21, 1998, ACRT granted the Advisor a non-qualified option to purchase 725,000 shares of Class A Common Stock at an exercise price of $8.50 per share. These options vested in four equal installments, beginning upon the date of grant and continuing upon the first, second and third anniversaries of the date of grant. On October 23, 2003, the Advisor agreed to amend its option agreement whereby 75,000 options were cancelled. In accordance with the cancellation of those options, they became available for grant under the Stock Option Plan. On January 21, 1998, ACRT granted each of its five non-employee Directors an option under the Option Plan to purchase 5,000 shares of Class A Common Stock at an exercise price of $8.50 per share. In January 2000, ACRT granted each of its two additional non-employee Directors an option under the Option Plan to purchase 5,000 shares of Class A Common Stock at an exercise price of $8.50 per share. On October 23, 2003, Mr. Steuterman, a newly appointed non-employee Director, was granted a non-qualified option to purchase 5,000 shares of Class A Common Stock at an exercise price of $8.50 per share. Each of these options would vest as to 25% of such option for each full year that the non-employee Director has previously served and continues to serve as a Director of ACRT. Upon termination of service as a Director of ACRT, all options granted under the Option Plan are terminated. In 1998 and 2003, three non-employee Directors holding a total of 15,000 stock options retired with their stock options unexercised. These stock options were retired and are available to be re-granted. These options would vest in full immediately upon a change of control (as defined in the option agreement) of ACRT. As of December 31, 2005, there were 75,000 shares of Common Stock available for grant under the Option Plan.

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

For purposes of the foregoing calculation, the number of shares that the optionee desires to exercise would be included in the total number of then issued and outstanding shares of Common Stock.

Other Awards under the Option Plan. In addition to the incentive and non-qualified stock options available for grant under the Option Plan, the compensation committee may also award:

•	stock appreciation rights;

•	restricted stock awards;

•	phantom stock unit awards; and

•	performance share units.

Amendments to the Stock Option Plan were recommended by the Board of Directors and approved by the shareholders of ACRT at the annual meeting held in May 2004. The Stock Option Plan now allowed for grants of options until March 31, 2013. In addition, the current term of outstanding stock options awarded pursuant to the Stock Option Plan were extended from 10 years to 15 years and all future stock options awarded pursuant to the Stock Option Plan would have a term that ends in 2013. The restrictions applicable to the exercise of the options would be removed effective April 1, 2008.

In connection with the adoption of the Plan, the board of directors terminated the existing ACRT Stock Options program and replaced it with a Stock Option Settlement Agreement. Under the Stock Option Settlement Agreement, no dividends are paid to the holders of the Settlement Agreement until the existing Class A and Class B shareholders receive liquidating dividends in the amount of $8.50 for four of the directors (the original option exercise price) and $10.00 for one director, after which the holders of the Stock Option Settlement Agreement will receive dividends with the existing Class A and Class B shareholders. A similar agreement was reached with the holders of 104,785 warrants. As of December 31, 2007 and 2006, the obligation under the warrant and stock option settlement agreements amounted to $417,475 and $3,227,152, respectively, and is included in reserve for estimated costs during the period of liquidation.

Employment Contracts

ACRT does not have any employees nor any employment agreements other than the Advisory Agreement with the Advisor.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Class A Common Stock. As of December 31, 2007, there were 3,889,765 shares of Class A Common Stock outstanding. The following table sets forth, as of December 31, 2007, the beneficial ownership of shares of:

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

Class B Common Stock. As of December 31, 2007, there were 166,397 shares of Class B Common Stock outstanding. All of the currently issued and outstanding Class B Common Stock is beneficially owned by Working Capital Invest, N.V.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents audit fees charged by KPMG LLP for the years ended December 31, 2007 and 2006 and fees billed for other services rendered by KPMG LLP.

	2007	2006
Audit Fees	$163,765	$150,000
Audit Related Fees	—	112,060

Total	$163,765	$262,060

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Page
(a) (1) Financial Statements	29-32
(2) Financial Statement Schedule	47
(3) Exhibits	59

Exhibit No.	Exhibit
21.1	Subsidiaries of ARC Corporate Realty Trust, Inc.

31.1	Certification of Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

31.2	Certification of Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, 12 adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(3)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(2)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President (Principal Executive Officer)
Date:	March 12, 2008

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer
(Principal Accounting Officer)
Date:	March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of ACRT and in the capacities and on the date indicated.

/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President (Principal Executive Officer)

/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer (Principal Accounting Officer)

/s/ Dietmar Georg
Name:	Dietmar Georg
Title:	Director

/s/ Mervin H. Goldman
Name:	Mervin H. Goldman
Title:	Director

/s/ Richard G. Kelley
Name:	Richard G. Kelley
Title:	Director

/s/ Marc Perel
Name:	Marc Perel
Title:	Director and Executive Vice President

/s/ Garrett E. Sheehan
Name:	Garrett E. Sheehan
Title:	Director

/s/ James Steuterman
Name:	James Steuterman
Title:	Director

DATE: March 12, 2008