Form 10-K/A
period 2007-12-31
ARC CORPORATE REALTY TRUST INC
filed 2008-11-05
CIK 1230358

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50727

ARC Corporate Realty Trust, Inc.

(Exact name of registrant as specified in its charter)

Maryland	22-3247622
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 Broad Street Clifton, New Jersey	07013
(Address of principal executive offices)	(Zip Code)

(973) 249-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐     No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐     No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    Yes  ☑     No      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last day of the registrant’s most recently completed second fiscal quarter: Not applicable. The Registrant has liquidated and dissolved.

Number of outstanding shares of Class A common stock of the Registrant on March 12, 2008 was 3,889,765.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

ARC Corporate Realty Trust, Inc. is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K/A for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 12, 2008 (the “Original Filing”) solely for the purpose of revising its disclosure under Item 9A. Controls and Procedures, the complete text of which is contained herein and certain additional disclosures in the certifications contained in Exhibits 31.1 and 31.2. Except as discussed in this Explanatory Note, no other changes have been made to the Original Filing.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of ACRT’s “disclosure controls and procedures” (as defined in rule 13a-15 (e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this annual report on Form 10-K was made under the supervision and with the participation of ACRT’s management, including its Chief Executive Officer and its Chief Financial Officer. Based upon this evaluation, ACRT’s Chief Executive Officer and its Chief Financial Officer originally concluded that ACRT’s disclosure controls and procedures (a) were effective to ensure that information required to be disclosed by ACRT in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) included, without limitation, controls and procedures designed to ensure that information required to be disclosed by ACRT in reports filed or submitted under the Exchange Act was accumulated and communicated to ACRT’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Subsequent to ACRT’s management’s original evaluation of ACRT’s disclosure controls and procedures, ACRT’s management became aware that it failed to include in ACRT’s Original Filing, its management’s report on internal control over financial reporting. Solely as a result of this omission, ACRT’s management, with the participation of ACRT’s Chief Executive Officer and its Chief Financial Officer, has now concluded that ACRT’s disclosure controls and procedures contained a deficiency and consequently were not effective as of December 31, 2007 as a result of the failure to include management’s report on internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The following report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section.

ACRT’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of ACRT; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of ACRT are being made only in accordance with authorizations of ACRT’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of ACRT’s assets that could have a material effect on the financial statements.

Because of its inherent limitation, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Accordingly, even an effective system of internal control over financial reporting will provide only reasonable assurance with respect to financial statement preparation.

ACRT’s management, including its Chief Executive Officer and its Chief Financial Officer, assessed the effectiveness of its internal control over financial reporting as of December 31, 2007. ACRT’s management based its evaluation on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment,

ACRT’s management, with the participation of its Chief Executive Officer and its Chief Financial Officer, concluded that, as of December 31, 2007, its internal control over financial reporting is effective.

This annual report does not include an attestation report of ACRT’s registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permits ACRT to only provide management’s reports in this annual report.

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

ARC CORPORATE REALTY TRUST, INC.

By:	/s/ Robert J. Ambrosi
Name:	Robert J. Ambrosi
Title:	Chairman and President (Principal Executive Officer)
Date:	November 5, 2008

By:	/s/ Bruce Nelson
Name:	Bruce Nelson
Title:	Chief Financial Officer (Principal Accounting Officer)
Date:	November 5, 2008

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

DATE: November 5, 2008